Form 10-K
period 1993-12-31
LONE STAR INDUSTRIES INC
filed 1994-03-15
CIK 60195

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission File Number 1-2333

                           LONE STAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                          No.13-0982660
 (State or other jurisdiction of            (I.R.S.Employer
 incorporation or organization)              Identification No.)

 300 First Stamford Place, P. O. Box 120014, Stamford, CT  06912-0014
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   203-969-8600

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
       Title of each class               on which each class registered

 Common Stock, par value $1                 New York Stock Exchange
  per share

 Preferred Stock Purchase Rights            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

In December, 1990, registrant and certain of its wholly-owned subsidiaries each filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. See
Item 1.B for securities to be issued pursuant to a reorganization plan under Chapter 11.

Aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 1994: approximately $39,500,000. This amount does not include market value of $13.50 cumulative convertible preferred stock which has limited voting rights due to failure of of registrant to pay dividends.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1994: Common Stock, par value $1 per share - 16,644,000 shares