Form 10-K/A
period 1993-12-31
LONE STAR INDUSTRIES INC
filed 1994-04-29
CIK 60195

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

      Pursuant to a February 17, 1994 Order Confirming Debtor's Modified Amended Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code ("Confirmation Order") the Board of Directors of the Company was reconstituted effective on that date.


      The present directors are as follows: Allen E. Puckett and David W. Wallace are Class I directors with terms expiring at the 1994 Annual Meeting of Stockholders; James E. Bacon and William M. Troutman are Class II directors with terms expiring at the 1995 Annual Meeting of Stockholders; and Theodore F. Brophy, Robert G. Schwartz and Jack R. Wentworth are Class III directors with terms expiring at the 1996 Annual Meeting of Stockholders. All of the foregoing persons had previously been directors of the Company except for Mr. Schwartz who became a director on the date of the Confirmation Order.

      Information concerning the members of the Board of Directors is set forth below. All of such persons are incumbent directors and hold no other positions with Lone Star, except David W. Wallace who is Chairman of the Board and Chief Executive Officer and William M. Troutman who is President and Chief Operating Officer.

CLASS I - TERM TO EXPIRE 1994

      Allen E. Puckett, 74, has been a director since 1976 and is Chairman of the Audit Committee of the Board. Since April 1987 he has been Chairman Emeritus of Hughes Aircraft Company, a manufacturer of aerospace and missile systems, data processing systems and industrial electronics equipment. From 1978 to 1987 he was Chairman of the Board and Chief Executive Officer of Hughes Aircraft Company. Dr. Puckett is also a director of General Dynamics Corporation and Logicon, Inc.

      David W. Wallace, 70, has been a director since 1970 and has served as Chairman of the Board and Chief Executive Officer of Lone Star since January 1991. He is also Chairman of the Executive Committee. Mr. Wallace was Chairman of the Board and Chief Executive Officer of Todd Shipyards Corporation during the pendency of its Chapter 11 Bankruptcy case which began in 1987 and ended with approval of a plan of reorganization in late 1990. Prior to July 1984, he was Chairman of the Board and President, Bangor Punta Corporation, a diversified company whose operations included general aviation aircraft and law enforcement equipment. Since 1985, Mr. Wallace has been Chairman of the Board of FECO Engineered Systems, Inc., a manufacturer and engineer of high technology industrial ovens. Mr. Wallace is also Chairman of the Board of National Securities & Research Corporation, an advisor to a family of eleven mutual funds. He is Chairman of the Executive Committee of the Board of Putnam Trust Company, and a director of Zurn Industries, Inc., Emigrant Savings Bank, UMC Electronics Corporation, Holmes Protective Company and Aitken Hume International PLC.

CLASS II - TERM TO EXPIRE 1995

      James E. Bacon, 63, has been a director since February 1992 and is a member of the Executive, Audit and Compensation and Stock Option Committees of the Board. He is a private investor and consultant. From 1986 to 1990, he was Executive Vice President and a Director of United States Trust Company, a bank holding company, and a Trustee of United States Trust Company of New York. Mr. Bacon was also a director of Todd Shipyards Corporation from September 1991 to June 1992 and a director of Prime Hospitality Corp. from July 1992 to January 1994. He is a trustee of Nuveen Select Tax-Free Income Portfolio and a trustee of the Federation of Protestant Welfare Agencies (N.Y.).

      William M. Troutman, 53, has been a director since July 1992 and is a member of the Executive Committee of the Board. Since
1986, he has been President and Chief Operating Officer of Lone
Star.

CLASS III - TERM TO EXPIRE 1996

      Theodore F. Brophy, 70, has been a director since
November 1992 and is a member of the Executive and Audit Committees of the Board. He is a consultant and director of various companies. Until May 1988, Mr. Brophy was Chairman and Chief Executive Officer of GTE Corporation, a telecommunications company. In 1988, he was Chairman, United States Delegation to the World Administrative Conference on Space Communications. Mr. Brophy is also a director of Transcell Technologies Inc.

      Robert G. Schwartz, 66, has been a director since
February 1994, having been elected pursuant to the Confirmation Order and is a member of the Executive and Compensation and Stock Option Committees of the Board. Mr. Schwartz retired as Chairman of the Board of Directors, President and Chief Executive Officer of the Metropolitan Life Insurance Company in 1993, having held these positions since 1989. He has continued as a director of the Metropolitan Life Insurance Company, and is also a director of CS First Boston, Inc., COMSAT Corporation, Lowe's Companies, Inc., Mobil Corporation, Potlatch Corporation and The Reader's Digest Association, Inc., and a member of the Board of Trustees of the Consolidated Edison Company of New York. Mr. Schwartz is a member of the Business Council and a Trustee of the Committee for Economic Development.

      Jack R. Wentworth, 65, has been a director since February 1992 and is Chairman of the Compensation and Stock Option Committee of the Board. From 1984 to 1993 he was Dean of the Graduate School of Business at Indiana University and is now Arthur M. Weimer
Professor of Business Administration. Professor Wentworth is also a director of Kimball International, Inc., Market Facts, Inc., Bank One Bloomington NA. and KPT Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Company has standing Audit, Compensation and Stock Option and Executive Committees of the Board. Eight meetings of the Board of Directors, two meetings of the Audit Committee of the Board and two meetings of the Compensation and Stock Option Committee of the Board were held during 1993. No meeting of the Executive Committee of the Board was held during 1993. Of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings of all committees of the Board on which a particular director served, all directors attended at least 90% of such meetings except Mr. Puckett who attended 70%.

      The functions of the Audit Committee are to recommend the principal auditors of Lone Star, to consult with the principal auditors with regard to the plan of audit, to review the report of audit and the accompanying management letter, to consult with the principal auditors with regard to the adequacy of internal controls, and to consult with Lone Star's internal auditors on the above matters.

      The functions of the Compensation and Stock Option Committee are to approve compensation arrangements for senior management and to approve and recommend to the Board of Directors the adoption of any compensation plans in which officers and directors are eligible to participate, and to grant stock options or other benefits under any such plans.

      The Executive Committee is empowered to exercise all of the authority of the Board of Directors, except that it does not have the power to rescind any action previously taken by the Board of Directors or to take certain actions enumerated in the Company's By-Laws (such as amend the Certificate of Incorporation or adopt an agreement of merger or consolidation).

      Lone Star has no nominating committee of the Board of Directors or committee of the Board performing a similar function.
ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table shows compensation received by the Company's Chief Executive Officer and the four other most highly paid executive officers for the three fiscal years ending December 31, 1993.



    SUMMARY COMPENSATION TABLE





                               Annual       Annual               Long Term     Long Term    Long Term
                            Compensation  Compensation           Compensation  Compensation Compensation

                                                                    Awards         Awards     Payouts

(a)                   (b)        (c)          (d)         (e)        (f)           (g)         (h)        (i)

                                                         Other                                             All
Name                                                     Annual   Restricted     Securities               Other
and                                                      Compen-    Stock        Underlying    LTIP      Compen-
Principal                                                sation     Award(s)      Options/    Payouts     sation
Position             Year     Salary($)     Bonus($)      ($)(1)     ($)           SARs (#)     ($)       ($) (2)




David W. Wallace,    1993      $250,000         -           -          -            -           -         2,249
Chairman of the      1992       250,000         -           -          -            -           -         2,189
Board of Directors   1991       250,000         -           *          -         100,000        -          *
and Chief Executive
Officer

William M. Troutman  1993       325,000         -           -          -            -           -         2,249
President and Chief  1992       325,000         -           -          -            -           -         2,189
Operating Officer    1991       325,000         -           *          -            -           -          *


John J. Martin       1993       250,000         -           -          -            -           -         2,249
Senior Vice President1992       250,000         -           -          -            -           -         2,189
General Counsel and  1991       250,000         -           *          -            -           -          *
Secretary

Roger J. Campbell    1993       170,000         -           -          -            -           -         2,249
Vice President-Cement1992       170,000         -           -          -            -           -         2,189
Operations           1991       170,000         -           *          -            -           -          *

Pasquale P. Diccianni1993       165,000         -           -          -            -           -         2,249
Vice President-Cement1992       165,000         -         32,573       -            -           -         2,189
Sales and Aggregates 1991       165,000         -           *          -            -           -          *






(1) Perquisites and other personal benefits were less than 10% of the total annual salary and bonus for 1992 and 1993 for each of the named executive officers except for Mr. Diccianni in whose case $18,782 was paid under an executive medical plan in 1992.

(2) Contributions by the Company on behalf of the named executive officers under the Savings Plan for Salaried Employees.

*Under the transition rules of the Securities and Exchange
Commission, no disclosure is required.


EMPLOYMENT AGREEMENTS AND PLANS

    Mr. David W. Wallace has an employment agreement with the Company pursuant to which he is employed as Chairman of the Board of Directors and Chief Executive Officer at a salary of $250,000 per annum and is eligible for an annual bonus in the discretion of the Compensation and Stock Option Committee of the Board of Directors. Either party may terminate the Employment Agreement upon six months notice to the other.

    William M. Troutman and John J. Martin also have employment agreements ("Agreements" or "Agreement") with the Company. Mr. Troutman's Agreement is for two years from August 20, 1992 (the "Initial Term") and Mr. Martin's Agreement is for two years from May 18, 1992 (the "Initial Term"). Both Agreements continue after the Initial Term until terminated by either party. In the event that Lone Star terminates an Agreement, other than for Cause (as defined therein), Lone Star is to make a severance payment in an amount equal to the employee's salary for the period from the effective date of termination through the end of the Initial Term, or one year after the effective date of termination, whichever is greater. As compensation, Mr. Troutman and Mr. Martin shall continue to receive their present annual salaries of $325,000 and $250,000, respectively. They will also be considered for a confirmation bonus at the conclusion of the Chapter 11 proceeding. Mr. Troutman and Mr. Martin will participate in any employee program established by Lone Star for its officers on the same terms and conditions as the other officers of Lone Star.

    In April 1994 the Bankruptcy Court granted an order respecting certain claims in the Reorganization Proceedings and certain death, disability and retirement benefits of Messrs.
Troutman and Martin.

    Mr. Troutman is entitled to receive annual retirement benefits at age 65 equal to the greater of (i) 50% of his total annual compensation, including bonuses, averaged over the five years prior to the termination of his employment or (ii) the benefit payable to him pursuant to Lone Star's Salaried Employees Pension Plan, in either case capped at $225,000. A portion of this payment is substantially covered by an annuity purchased by Lone Star for Mr. Troutman in 1989. If Mr. Troutman ceases full-time employment with the Company, between ages 55 and 62 he may elect to receive his retirement benefits reduced by 5% for each year before age 62. Thereafter there will be no reduction. If Mr. Troutman is disabled at any time, the retirement benefits shall commence and upon his death the retirement benefits will be paid to his spouse until her death.

    Messrs. Troutman and Martin, and their respective spouses, are entitled to full payment for certain medical services and expenses. These medical benefit payments are to be reduced by an annual deductible of $1,000 prior to age 65 and $750 thereafter, with a lifetime benefit for each person of $1,000,000. Lone Star will also provide Messrs. Troutman and Martin retiree life insurance equal to that presently in effect for Lone Star's salaried retirees.

    As authorized by the Compensation and Stock Option Committee of the Board and in recognition of their significant contributions to the Reorganization, the Company has applied to the Bankruptcy Court for an order authorizing it to pay confirmation bonuses of $750,000 to Mr. Wallace; $450,000 to Mr. Troutman; $250,000 to Mr. Martin; $100,000 to Mr. Campbell; and $300,000 to other officers and employees. This matter is scheduled to be heard in June 1994 by the Bankruptcy Court.

    Because of the rejection and/or termination of employment agreements with officers during 1991 and to enable the Company to retain and, if necessary, to attract key personnel, the Bankruptcy Court entered an Order approving a separation pay and retention award plan (the "Plan") pursuant to which the Compensation and Stock Option Committee could designate certain key executive personnel for separation pay and retention payment awards. Nineteen (19) employees of the Company, including Messrs. Campbell and Diccianni and certain other executive officers but not including Messrs. Wallace, Troutman and Martin, were designated as such key employees (the "Key Employees").

    The Plan is comprised of two components. The first component provides the Key Employees with a supplement to Lone Star's Standard Severance Pay Program (described below) in the event of involuntary termination of their employment (the "Separation Payments"). The second component provided for payments to Key Employees which were designed to encourage such employees to remain with Lone Star throughout the Reorganization Proceedings (the "Retention Award") and in view of the effectiveness of the Plan of Reorganization such payments totaling $1,139,598.60 have been made to Key Employees, including $85,000 for Mr. Campbell and $82,500 for Mr. Diccianni, less applicable withholding. The Separation Payments are equal to three months base salary and would be provided to the Key Employees upon the occurrence of either of the following events which may occur on or after the effective date of the Plan of Reorganization and prior to February 17, 1995, the first anniversary of the confirmation of the Plan of Reorganization (i) discharge from employment for reasons other than Cause (as defined in the Plan); or (ii) termination of employment for Good Reason (as defined in the Plan). A Separation Payment has been made by the Company to only one Key Employee.

    The Separation Payments would be in addition to and concurrent with those provided under Lone Star's Standard Severance Payment Plan in the event of involuntary termination of salaried employees. Under the Standard Severance Payment Plan, those employees with less than five years service would receive a payment equal to four weeks salary. Those employees working for five years or more are entitled to severance payments equal to one week's salary for each year of service, up to a maximum of fifty two weeks.

    The Order of the Bankruptcy Court approving the Plan limited
Retention and Separation Payments to an aggregate of $2,400,000.

    As part of its Plan of Reorganization, Lone Star and certain of its subsidiaries transferred to Rosebud Holdings, Inc. and its subsidiaries certain assets which have been determined in the Plan of Reorganization to be Non-Core Assets. It is intended that these Non-Core Assets be sold and that the proceeds therefrom be used to pay interest and reduce the principal on $138,118,000 of 10% Asset Proceeds Notes issued by Rosebud Holdings, Inc. and its subsidiaries pursuant to the Plan of Reorganization. Lone Star has guaranteed payment of up to $28,000,000 of the Asset Proceeds Notes. Lone Star has entered into a Management Services and Asset Disposition Agreement with Rosebud Holdings, Inc. and its subsidiaries pursuant to the Plan of Reorganization under which, among other things, it will make management personnel available to market and seek to dispose of the Non-Core Assets. In order to ensure that the values obtained for the Non-Core Assets are maximized, Lone Star has established the Lone Star Industries, Inc. Rosebud Incentive Plan ("Rosebud Plan"). The Rosebud Plan was approved by the Bankruptcy Court in the Confirmation Order. The Rosebud Plan provides that after payment of the Asset Proceeds Notes in full, a pool of 20% of the net proceeds from remaining Non-Core Asset dispositions, up to a maximum of $5,000,000, will be available for distribution among senior officers, senior management and other key employees of Lone Star and its affiliates to be selected by the Compensation and Stock Option Committee of Lone Star's Board of Directors. That Committee will also determine the amounts of the incentive awards. No individual may receive greater than 15% of the aggregate funds awarded nor is an individual eligible to receive an incentive payment unless he/she is employed by Lone Star or an affiliate on the date(s) such payments are to be distributed.
Mr. David W. Wallace, Chairman of the Board of Lone Star, is not eligible to receive incentive payments. As yet, no individuals have been designated by the Compensation and Stock Option Committee to participate in the Rosebud Plan.

DIRECTORS COMPENSATION

    Directors who are not Lone Star employees are compensated for their services at an annual rate of $20,000 plus $1,000 for each Board and Board committee meeting attended, have rights pursuant to certain indemnification agreements, and are provided with $100,000 of life insurance. Such insurance continues for directors who leave the board of directors after five or more years of service as a director. In addition, directors who are not Lone Star employees and who have five or more years of service as a director are entitled to receive annual payments of $15,000 for ten years, commencing on the earlier of the director's death or his leaving the board of directors. Except for Messrs. Troutman and Wallace, no director is an employee of Lone Star. Mr. Wallace, having served more than five years as a non-employee director, is entitled to receive $15,000 for ten years upon his retirement from the Board. In 1988 Lone Star deposited $1,500,000 into a bank trust fund to provide for the payment of these annual fees and claims under the directors' indemnification agreements however, the rights of directors to such payments are not limited by the amount of money in this fund. At December 31, 1993 the balance in this fund was $1,386,748.

BENEFIT PLANS

    The stock option plans of Lone Star in effect at the commencement of the Reorganization Proceedings and all options outstanding thereunder were cancelled pursuant to the Plan of Reorganization. Two Stock Option Plans have been adopted by the Board of Directors and will be presented to the stockholders for approval at the 1994 annual meeting.

MANAGEMENT STOCK OPTION PLAN

    The Board of Directors of Lone Star adopted the Lone Star Management Stock Option Plan ("Management Plan") on March 10, 1994 subject to approval by the stockholders. This action was taken in order to provide the officers and key management of Lone Star following the Reorganization with an increased incentive to make significant contributions to the performance and growth of Lone Star and its subsidiaries, to increase stock ownership of employees, and to attract and retain employees of exceptional ability.

    Administration. The Management Plan shall be administered by the Compensation and Stock Option Committee of Lone Star's Board of Directors. This Committee shall have authority in its discretion to, among other things, (i) grant options under the Management Plan, (ii) select employees to receive options, and
(iii) determine the number of options to be granted to each employee.

    Eligibility and Participation. The class of employees eligible to receive stock options under the Management Plan are officers and other key management employees, including those named in the Summary Compensation Table, who shall be selected by the Committee from those employees who, in the opinion of the Committee, are in positions which enable them to make significant contributions to the performance and growth of Lone Star and its subsidiaries.

    Determination of Option Price. The option price of a share of common stock covered by each stock option shall be determined by the Committee but shall not be less than the fair market value of a share of common stock on the date of grant of such stock option. The fair market value shall be the average of trading prices of a share of common stock on the date of grant of the stock option.

    Stock Options. Subject to adjustment, the aggregate number of shares of new Lone Star common stock which may be issued under options and which shall be reserved for purposes of the Management Plan shall be 700,000. Stock options to purchase full shares of common stock may at the discretion of the Committee be Incentive Stock Options (as defined in Section 422(A) of the Internal Revenue Code ("Code")).

    Option Term. The term within which each stock option is exercisable shall be for such period as the committee may determine, but such term shall not exceed a period of ten years in the case of Incentive Stock Options and ten years and one day in the case of Non-Incentive Stock Options from the date of grant of an option.

    Termination of Employment. During its term, an option may be exercised both while the holder thereof continues to be an employee and during the three month period following termination of employment. Such three month period shall be one year in the case of disability or of death.

DIRECTORS STOCK OPTION PLAN

    The Board of Directors of Lone Star also adopted the Lone Star Industries, Inc. Directors Stock Option Plan ("Directors Plan") on March 10, 1994, subject to approval by the stockholders. This action was taken in order to increase ownership in Lone Star by outside directors of Lone Star whose continued services are considered essential to Lone Star's growth and progress, and to provide them with a further incentive to continue as directors.

    Participation in the Directors Plan. Each non-employee member of the Board of Directors shall be a participant in the Directors Plan. No person who is also an employee of Lone Star or one of its subsidiaries shall be a participant except with respect to any option received prior to becoming an employee.

    Stock Options. Commencing in 1994 and continuing each year thereafter, each director who was not an employee of Lone Star or one of its subsidiaries during the six month period preceding the date options are distributed shall receive, on the first business day following the final adjournment of Lone Star's annual meeting of stockholders (commencing with the first annual meeting of stockholders held following the confirmation of the Plan of Reorganization), an option to purchase 1,000 shares of Lone Star's common stock, par value $1 per share, provided there is a sufficient number of shares available; otherwise the number of shares subject to such option shall be prorated among the eligible directors. Subject to adjustment, the aggregate number of shares of new Lone Star common stock which may be issued under options and which shall be reserved for purposes of the Directors Plan shall be 50,000.

    Determination of Option Price. The option price of a share of common stock covered by each stock option shall be the fair market value of a share of Lone Star's common stock on the date of the grant of such stock option. Such fair market value shall be the average of the high and low prices of a share of common stock in the New York Stock Exchange composite market transactions on the date of the grant of the stock option. In no event shall the purchase price be less than the par value of the shares.

    Option Term. Stock options shall be exercisable for ten (10) years from the date of distribution.

EMPLOYEES STOCK PURCHASE PLAN

    The Board of Directors of the Company adopted the Employees Stock Purchase Plan ("Stock Purchase Plan") on March 10, 1994 subject to approval by the stockholders. The purpose of the Stock Purchase Plan is to provide eligible employees with an opportunity to become shareholders of the Company, and to assist them in their long-range savings program. Participation in the Stock Purchase Plan is voluntary.

    All regular full-time salaried employees and eligible hourly employees of the Company and of participating subsidiaries who have attained majority are eligible to participate in the Stock Purchase Plan. Under the Stock Purchase Plan, eligible employees may elect to purchase shares of common stock of the Company by means of a payroll deduction system. An employee may authorize monthly payroll deductions in amounts not less than 2% and not more than 6% of base pay. The Company contributes 25% of such deduction and promptly forwards the total amount to a broker for credit to the account of the employee maintained by the broker. The broker then purchases shares of the Company's common stock and upon such purchase the employee acquires immediate full ownership of the shares purchased for the account of the employee. The Company pays all brokerage commissions on purchases of securities under the Stock Purchase Plan.

    As of December 31, 1993, approximately 518 employees including the executive officers listed in the Summary
Compensation Table were eligible to participate in the Stock
Purchase Plan.

                              OTHER BENEFIT PLANS

SALARIED EMPLOYEES PENSION PLAN

    In 1984 Lone Star terminated its Retirement Plan for Salaried Employees and established the Lone Star Industries, Inc. Salaried Employees Pension Plan with the same type of benefits as the terminated plan. All benefits earned under the provisions of the terminated plan became fully vested and guaranteed annuity contracts were purchased to cover such benefits.

    The following table shows the estimated annual benefits payable upon retirement to persons in specified compensation and years of Credited Service classifications under the Salaried
Employees Pension Plan:



 Estimated Annual Pension Benefit Payable at Normal Retirement
   Assuming the Following Years of Credited Service



       Assumed Average
     Annual Compensation         10        15         20        25        30        35


       $ 125,000           $ 18,900  $ 27,800   $ 36,800  $ 45,800  $ 54,800  $ 63,700
         150,000             23,000    33,900     44,900    55,900    66,800    77,800
         175,000             27,100    40,000     53,000    65,900    78,900    91,800
         200,000             31,200    46,100     61,100    76,000    90,900   105,800
         250,000             39,400    58,300     77,200    96,100   115,000   133,900
         300,000             47,700    70,500     93,400   116,300   139,100   162,000
         350,000             55,900    82,700    109,600   136,400   163,200   190,100
         400,000             64,100    94,900    125,700   156,500   187,300   218,100




    The compensation covered by the Plan includes base pay, subject to ERISA limitations of $228,860 for 1992, $235,840 for 1993 and $150,000 for 1994. Base pay is shown in the second column of the Summary Compensation Table.

    The years of Credited Service for Roger J. Campbell, Pasquale
P. Diccianni, John J. Martin, William M. Troutman and David W.
Wallace are 8, 29, 14, 11 and 3, respectively.

    The benefits shown in this table are payable for the lifetime of the individuals. The benefits shown are payable without reduction at age 62 or later, and are not subject to any deductions or offsets. However, ERISA currently limits benefits payable at age 65 to $115,641 for 1993 and $118,800 for 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

    On the effective date of the Plan of Reorganization, April 14, 1994, all preferred stock and all old common stock of Lone Star was cancelled, annulled and extinguished. Pursuant to the Plan of Reorganization the holders of old common stock receive (a) .032441 of a share of new common stock and (b) .165413 of a warrant to purchase one share of new common stock for each share of cancelled old common stock. In addition, unsecured creditors of Lone Star receive a distribution of shares of new common stock depending on the amount of their allowed claims. As a result of these actions the following tables are based on reports received by the Company from the distribution agent and transfer agent indicating the ownership or right to ownership of new common stock and warrants issued as a result of the Plan of Reorganization as of April 14, 1994.

    (a) The following table sets forth information concerning the persons or group of persons who owned of record or, to the Company's knowledge, have the right to acquire ownership of more than 5% of the outstanding new common stock and warrants of Lone Star.




Name and Address of                 Number              Number        Percent of
 Beneficial Owners(1)              of Shares         of Warrants      Class (2)

Metropolitan Life Insur-           1,807,572           891,609          16.9%
  ance Company and Metro-
  politan Insurance and
  Annuity Company
One Madison Avenue
New York, NY  10010

The Trust Company of the           1,897,514(3)              0          11.9%(3)
  West and Affiliates
21st Floor
865 South Figueroa St.
Los Angeles, CA  90071





    (1)    Scope Industries, 233 Wilshire Boulevard, Suite 790,
           Santa Monica, CA 90401 reported in Schedule 13D filings that it owned in excess of 5% of the outstanding old common stock prior to its cancellation.

    (2) The Percent of Class is based on the 12,000,000 shares of new common stock and the 4,003,333 warrants to purchase shares of new common stock being issued under the Plan of Reorganization.

    (3) Does not include 105,685 shares of new common stock to be issued upon allowance of certain claims in the Reorganization.

    (b) The following table sets forth information pertaining to Lone Star new common stock and warrants owned by the directors and executive officers named in the Summary Compensation Table and by all directors and executive officers of Lone Star as a group as of April 14, 1994.

    Except as noted, each such person or group has sole voting and investment power as to shares and warrants owned:


       Name
 of Individual or           Number of        Number of            Percent
Identity of Group             Shares         Warrants           of Class (2)


James E. Bacon                  16               83                 *

Theodore F. Brophy               0                0                 *

Allen E. Puckett               185              413                 *

Robert G. Schwartz               0                0                 *

William M. Troutman            105              538                 *

David W. Wallace(4)            152              777                 *

Jack R. Wentworth                6               33                 *

Roger J. Campbell              167                0                 *

Pasquale P. Diccianni          633              663                 *

John J. Martin                 492              418                 *

All Directors and Executive
Officers as a group
(14 persons)                 2,398            2,943                 *
- - ---------------------

    * Represents less than 1% of the outstanding shares of Lone Star common stock and warrants to purchase Lone Star common stock.

    (4)    Does not include 16 shares and 83 warrants of Mr.
           Wallace's wife as to which he disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As authorized by the stockholders at the 1988 Annual Meeting, Lone Star has entered into indemnification agreements with Mr. John J. Martin, an executive officer, and each of the directors named in this Annual Report except Mr. Schwartz. The Company intends to enter into an indemnification agreement with Mr. Schwartz.

    The provisions of each indemnification agreement provide for indemnification to the fullest extent permitted by law. They cover all amounts paid in connection with any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether civil, criminal, administrative or otherwise (a "proceeding"), related to the fact that such director or officer is or was a director, officer, employee, agent or fiduciary of Lone Star or is or was serving at the request of Lone Star in any capacity with another entity, or by reason of anything done or not done by such director or officer in any such capacity.

    Indemnification would not, however, be available if a person or body appointed by Lone Star's Board of Directors who is not a party to the proceeding for which indemnification is sought and who may be or consist of one or more members of the Board (or, under certain circumstances discussed below, independent legal counsel) determines that such indemnification is not permitted under applicable law and such determination is not successfully challenged before a court. A director's or officer's rights under the indemnification agreement are not exclusive of any other indemnity rights; however, the agreements prevent double payment.

    The indemnification agreements provide for the prompt advancement of expenses incurred in connection with any proceeding and obligate the director or officer to reimburse Lone Star for amounts so advanced if it is subsequently determined that the director or officer is not entitled to indemnification. The indemnification agreements further provide that the director or officer is entitled to indemnification for, and advancement of, expenses incurred in any proceeding seeking to collect from Lone Star an indemnity claim or advancement of expenses under the indemnification agreements, Lone Star's By-Laws or otherwise, or in seeking to recover under a directors' and officers' liability insurance policy, whether or not the director or officer is successful. Pursuant to the indemnification agreements all legal actions brought against the director or officer by or in the right of Lone Star must be brought within a period of two years from the date of the accrual of such actions (or any shorter period that would otherwise be applicable), after which period any such cause of action will be extinguished.

    After a change in control (as defined) of Lone Star not approved by Lone Star's Board of Directors, all determinations to be made by or on behalf of Lone Star regarding a director's or officer's right to indemnification and to the advancement of expenses are required to be made by independent legal counsel to be selected by the director or officer and approved by the Board. In the event of a potential change in control (as defined) of Lone Star, the director or officer may require Lone Star to establish a trust for such director's or officer's benefit and to fund such trust in an amount sufficient to cover reasonably anticipated costs in connection with any claims. See information in Item 11 of this Report as to a fund which may be used to pay indemnified claims by directors.

    Pursuant to the Plan of Reorganization, Lone Star assumed, to the extent such obligations have not been rejected prior to Confirmation, all obligations relating to indemnification and exculpation of Lone Star, and its subsidiaries and affiliates, respective present or former directors, officers, employees, fiduciaries, agents or controlling persons as arise under applicable laws or as provided in any of (i) Lone Star's Restated Certificate of Incorporation, (ii) Lone Star's by-laws, (iii) any agreement with Lone Star or (iv) the certificate of incorporation, by-laws or similar documents or agreements of any of Lone Star's subsidiaries, all as in effect prior to or as of the Effective Date, and in each case with respect to matters occurring on or prior to the Effective Date.

    Also pursuant to the Plan of Reorganization, all of Lone Star's present and former officers and directors (collectively, the "Released Parties") were discharged and released from any and all claims asserted or assertable by any person arising in any way out of such person's relationship with or work performed for Lone Star on or prior to the Effective Date; except, however, that (i) the foregoing discharge and release only applies to those claims for which the Released Parties are entitled to indemnification by Lone Star pursuant to applicable laws or as provided in any of (a) Lone Star's Restated Certificate of Incorporation, (b) Lone Star's by-laws, (c) any agreement with Lone Star, or (d) the certificates of incorporation, by-laws or similar documents or agreements of any of Lone Star's subsidiaries, all as in effect prior to or as of the Effective Date, and in each case with respect to matters occurring on or prior to the Effective Date, and (ii) the discharge and release does not apply to (a) any of Lone Star's present officers or directors who were released prior to the Effective Date by order of the bankruptcy court and as to such individuals, the terms of their respective releases shall govern, (b) any of Lone Star's present officers or directors who are the subject of a proceeding to recover property or money commenced by Lone Star prior to the Effective Date, or (c) any claims asserted or assertable by or against any of Lone Star's present or former officers or directors in the following litigations pending in the United States District Court for the District of Connecticut: (1) Cohn
v. Lone Star Industries, Inc., et al., Civ. No. B-89-617 (JAC), and (2) Garbarino, et ano. v. Stewart, et al., Civ. No. B-90-631
(JAC).

    Mr. Robert G. Schwartz, a director of Lone Star, was formerly Chairman of the Board of Directors, President and Chief Executive Officer of the Metropolitan Life Insurance Company ("MetLife") and continues as a director of MetLife. In connection with Lone Star's reorganization, MetLife filed claims for approximately $1,120,000 due to the rejection by Lone Star of a lease for office space in Houston, Texas and, with an affiliate, for approximately $50,000,000 outstanding principal amount of Lone Star's defaulted 9.50% Promissory Notes due 1991. These claims have been allowed and paid in accordance with the terms of the Plan of Reorganization. MetLife was also the holder of 275,000 shares of Lone Star's $13.50 Cumulative Convertible Preferred Stock which has been cancelled as of the effective date of the Plan of Reorganization and for which shares of new common stock and warrants are being issued to MetLife in accordance with the terms of the Plan of Reorganization.