Form 10-Q
period 1994-03-31
LONE STAR INDUSTRIES INC
filed 1994-05-16
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1994

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-2333

                      LONE STAR INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

                  DELAWARE                          No. 13-0982660
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

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

                   Yes   X             No

In December, 1990, registrant and certain of its wholly-owned subsidiaries each filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The registrant's Modified Amended Consolidated Plan of Reorganization ("Plan of Reorganization") became effective on April 14, 1994 and on that date all of its old equity securities were cancelled and new equity securities were issued to holders of claims in the Bankruptcy and holders of old equity securities.

The number of shares outstanding of each of the registrant's classes of new Common Stock as of May 10, 1994:

       Common Stock, par value $1 per share - 11,115,040 shares