Form 10-Q
period 1994-06-30
LONE STAR INDUSTRIES INC
filed 1994-08-15
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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
No.)

 300 First Stamford Place, P. O. Box 120014, Stamford, CT  06912-
0014
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   203-969-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X             No

In December, 1990, registrant and certain of its wholly-owned, either directly or indirectly, subsidiaries each filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The Modified Amended Consolidated Plan of Reorganization of the registrant and such subsidiaries ("Plan of Reorganization") became effective on April 14, 1994 and on that date all of registrant's old equity securities were cancelled and new equity securities were issued to holders of claims in the Bankruptcy and holders of old equity securities.

Indicate by check mark whether the registrant has filed all documents and rights required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of new Common Stock as of August 9, 1994:

       Common Stock, par value $1 per share - 11,417,670 shares