Form 10-Q/A
period 1994-06-30
LONE STAR INDUSTRIES INC
filed 1994-08-17
CIK 60195

BY EDGAR DIRECT TRANSMISSION


                                   August 16, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549


     Re:  Amendment No. 1 to Quarterly Report
          for the Period Ended June 30, 1994
          for Lone Star Industries, Inc.

Gentlemen:

     Transmitted herewith is a copy of Form 10-Q/A-1 constituting
Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended June 30, 1994 of Lone Star Industries, Inc.

     The primary purpose of this Amendment is to re-transmit to the Commission the Index of Exhibits and the Exhibits to the Form 10-Q. The Exhibits were previously sent to the Commission on August 15th by EDGAR direct transmission and accepted, to be held as a segment and to be incorporated into the Form 10-Q upon its transmittal to the Commission. When the Form 10-Q was received by the Commission later on August 15th, for some reason the segment was not able to be incorporated.

     The Amendment also makes minor changes in Note 9 of Notes to Unaudited Consolidated Financial Statements although in accordance with the Commission's Regulations the entire Item 1. Financial
Statements is restated.

                                   Sincerely yours,


                                      John S. Johnson
JSJ:jam                               John S. Johnson
Attachments                        Vice President and
                                   Associate General Counsel



jsj\sec.amn