Form 10-K/A
period 1994-06-30
LONE STAR INDUSTRIES INC
filed 1994-09-27
CIK 60195

BY EDGAR DIRECT TRANSMISSION



                                   September 27, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

     Re:  Amendment to Annual Report for 1993
          on Form 10-K
          File No. 1-06124

Gentlemen:

     Transmitted herewith is a copy of Form 10-K/A-2 constituting
Amendment No. 2 to Annual Report on 1993 on Form 10-K of Lone Star Industries, Inc.

                                   Sincerely,


                                      William E. Roberts
WER:jam                               William E. Roberts
Enclosure                            Vice President, Chief
                                   Financial Officer, Treasurer
                                        and Controller