Form 10-Q
period 1994-09-30
LONE STAR INDUSTRIES INC
filed 1994-11-14
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-06124

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of new Common Stock as of November 7, 1994:

       Common Stock, par value $1 per share - 11,558,720 shares