Form 10-K
period 1994-12-31
LONE STAR INDUSTRIES INC
filed 1995-03-14
CIK 60195

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission File Number 1-06124

LONE STAR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

           		DELAWARE                 					No. 13-0982660
     (State or other jurisdiction of      		(I.R.S. Employer
      incorporation or organization) 		     Identification No.)

300 First Stamford Place, P.O. Box 120014, Stamford, CT  06912-0014
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   203-969-8600

Securities registered pursuant to Section 12(b) of the Act:

                      					        Name of each exchange
      Title of each class           on which each class registered

	Common Stock, par value $1			New York Stock Exchange
	  per share

	Common Stock Purchase Rights		New York Stock Exchange

	Common Stock Purchase Warrants		New York Stock Exchange

	10% Senior Notes Due 2003			New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

In December, 1990, registrant and certain of its wholly-owned subsidiaries each filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York. The registrant's Plan of Reorganization became effective on April 14, 1994 and on that date all of its old equity securities were cancelled and equity securities issued to holders of claims in the Bankruptcy and holders of old equity securities.

Aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 1995: approximately $235,000,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 1995: new common stock, par value $1 per share - 12,070,283 shares

Portions of the Proxy Statement of Registrant for the Annual
Meeting of Stockholders to be held on May 11, 1995 are incorporated in Part III of this Report.












                           TABLE OF CONTENTS

                                 Part I

                                                               Page

Item 1.	Business........................................        1

Item 2.	Properties......................................       16

Item 3.	Legal Proceedings...............................       17

Item 4.	Submission of Matters to a Vote of
		  Security Holders....................................       20


                            Part II


Item 5.	Market for the Registrant's Common
		  Equity and Related Stockholder Matters..............      21

Item 6.	Selected Financial Data.........................      22

Item 7.	Management's Discussion and Analysis of
		  Financial Condition and Results of
		  Operations..........................................      23

Item 8.	Consolidated Financial Statements and Supplementary
		  Data................................................      42

Item 9.	Changes in and Disagreements with Accountants
		  on Accounting and Financial Disclosure..............      88


                           Part III


Item 10.	Directors and Executive Officers
		  of the Registrant....................................      88

Item 11.	Executive Compensation..........................      88

Item 12.	Security Ownership of Certain
		  Beneficial Owners and Management.....................      88

Item 13.	Certain Relationships and
		  Related Transactions.................................      88


                            Part IV

Item 14.	Exhibits, Financial Statement Schedules,
		  and Reports on Form 8-K.............................      89













PART I


ITEM 1.  BUSINESS.

  A. The Company

	Lone Star is a cement, construction aggregates and ready-mixed concrete company, with operations in the United States (principally in the midwest and southwest and on the East Coast) and Canada. Lone Star's cement operations consist of five cement plants in the midwestern and southwestern regions of the United States and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. These five wholly-owned cement plants produced approximately 3.8 million tons of cement in 1994, which approximates the rated capacity of such plants. Lone Star's aggregate operations serve the construction market in the New York metropolitan area, the East Coast and Gulf Coast of the United States, the Caribbean and the Nova Scotia and Prince Edward Island areas of Canada. The ready-mixed concrete business operates in central Illinois and the Memphis, Tennessee area. On a pro forma basis after giving effect to the Plan of Reorganization described below and the adoption of fresh-start reporting in connection therewith, the Company had approximately $307 million in net sales in 1994, with cement, construction aggregates and ready-mixed operations representing approximately 69%, 17% and 14%, respectively, of such net sales.

	Unless the context otherwise requires, as used herein the "Company" or "company" shall mean Lone Star Industries, Inc. together with its subsidiaries and affiliates, including Rosebud Holdings, Inc. and its subsidiaries, and "Lone Star" shall mean the Company excluding Rosebud Holdings, Inc. and its subsidiaries.

	 Lone Star Industries, Inc. was incorporated in Maine in 1919 as International Cement Corporation and in 1936 changed its name to Lone Star Cement Corporation. In 1969, its state of incorporation was changed to Delaware and in 1971 its name was changed to Lone Star Industries, Inc. The Company's executive offices are located at 300 First Stamford Place, P.O. Box 120014, Stamford, Connecticut 06912-0014 and its telephone number is (203) 969-8600.

  B. Bankruptcy Reorganization Proceedings

	In December 1990, Lone Star Industries, Inc. and certain of its subsidiaries commenced proceedings under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceedings"). The Chapter 11 Proceedings were precipitated by a variety of factors including generally depressed economic and business conditions, increasingly restricted sources of financing, potential defaults under long-term debt agreements, potential litigation exposure relating to concrete railroad crossties, and uncertainty and potential liabilities with respect to environmental, retiree benefit and pension related obligations. The Chapter 11 Proceedings were commenced in order to preserve the Company's assets and enable it to seek a long-term solution to its financial, litigation and business problems.

	On April 14, 1994 (the "Plan Effective Date"), the Company emerged from its Chapter 11 Proceedings pursuant to a plan of reorganization (the "Plan of Reorganization"). Upon emergence from the Chapter 11 Proceedings, the Company was reorganized around its core domestic operations, while remaining non-core assets and operations (the "Rosebud Assets") were transferred to Rosebud Holdings, Inc. and its subsidiaries (collectively, "Rosebud"), a wholly-owned liquidating subsidiary formed pursuant to the Plan of Reorganization. Also transferred to Rosebud was Lone Star's right to recover under certain litigations. See also Item 1.I "Liquidating Subsidiary."

	Pursuant to the Plan of Reorganization, pre-petition equity interests were canceled and Lone Star issued (i) 12,000,000 shares of common stock, par value $1 per share (the "Common Stock"), (ii) 4,003,333 common stock purchase warrants (the "Warrants") entitling the holders thereof to purchase one share of Common Stock at $18.75 until December 31, 2000, (iii) 10% Senior Notes due 2003 in the aggregate principal amount of $78,000,000 (the "Senior Notes"), and (iv) a guarantee by Lone Star (the "Company Guarantee"), in part, of the Asset Proceeds Notes (defined below) issued by Rosebud. These securities were issued to holders of pre-petition equity and pre-petition secured and unsecured creditors in exchange for the cancellation of pre-petition equity interests and satisfaction of pre-petition claims. In addition, certain pre-petition indebtedness was discharged, certain pre-petition indebtedness was reinstated or restructured and assumed, certain litigations were settled, certain pre-petition creditors received cash, new indebtedness and a percentage of new equity interests in satisfaction of their claims, and a restructured Board of Directors was designated. The Plan of Reorganization also implemented, among other things, settlements relating to (i) a production payment financing transaction, (ii) post-retirement health and welfare benefits for union and non-union retirees of the Company and (iii) pension benefit obligations of the Company. These settlements all provide for certain ongoing obligations of the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 22, 31, and 32.

	Pursuant to the Plan of Reorganization, Rosebud issued 10% Asset Proceeds Notes due 1997 in the aggregate principal amount of $138,118,000 (the "Asset Proceeds Notes") to pre-petition unsecured creditors of the Company. A portion of Rosebud's obligations under the Asset Proceeds Notes is guaranteed by Lone Star. In connection with the Plan of Reorganization, Lone Star entered into a Management Services and Asset Disposition
Agreement (the "Management Services Agreement") with Rosebud pursuant to which, among other things, Lone Star makes management personnel available to manage, market and dispose of the Rosebud Assets in exchange for a fee payable to Lone Star.
See Item 1.I, "Liquidating Subsidiary."

	As part of a pre-petition restructuring which commenced in 1989 and continued while the Chapter 11 Proceedings were pending, the Company implemented a comprehensive organizational and financial restructuring. As part of this process, the Company closed various offices and facilities, centralized and reduced its corporate management structure, sold or otherwise disposed of non-core or unprofitable assets and operations (including substantially all partnership, joint venture and foreign interests), rejected, modified and assumed contracts and leases, and implemented many programs designed to improve the operating procedures, controls, efficiency and profitability of its ongoing operations. Certain assets that had been held for sale under the 1989 restructuring program were included as part of the reorganized entity and other assets that were identified to be sold during the Chapter 11 Proceedings but had not been sold prior to the conclusion of the reorganization were transferred to Rosebud for ultimate disposition. In addition, the Company adopted fresh-start reporting, which assumed that a new reporting entity was formed as of the Plan Effective Date, which was deemed to be March 31, 1994 for accounting purposes, and required assets and liabilities be adjusted to their fair values as of the Plan Effective Date. Accordingly, there is no comparable historical financial information available for the assets and businesses that constitute the reorganized Company.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

C. Cement Operations

	Lone Star produces principally portland cement, the basic binding agent in ready-mixed concrete, and also produces specialty cements such as masonry and oil well. In addition, Lone Star imports portland cement and sells slag cement. The major portion of the domestic cement shipped by Lone Star is to unrelated ready-mixed concrete suppliers. Lone Star also supplies its own ready-mixed concrete operations. All of Lone Star's plants are fully integrated from limestone mining through cement production and Lone Star estimates that limestone reserves are sufficient to permit operation of its plants at current levels of production for 30 to 100 years. Adequate supplies of other raw materials such as gypsum, shale, clay and sand are either owned, leased or available for purchase by Lone Star.

	Lone Star has a certain production payment agreement relating to limestone reserves located adjacent to two of the cement plants described below. Pursuant to such agreement, Lone Star transferred such reserves in consideration of its right and obligation to extract and process these reserves into cement. Pursuant to the agreement, Lone Star is required to make payments in advance for minerals used at the two plants and to take or pay for minerals in amounts sufficient to permit the purchaser to service the note associated with the production payment facility. For additional information concerning the production payment agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22.

	Lone Star's cement operations consist of five wholly-owned cement plants and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. Lone Star also operates a total of 14 cement distribution terminals. The following table sets forth certain information regarding such plants:

                 		   		Tons of
                   				Rated Annual
                			   	Cement Capacity
Plant Location	        	(in thousands)	  Process		      	Fuel

Cape Girardeau, Missouri  	1,200	    	Dry/Precalciner		Coal-	Waste-Tires
Greencastle, Indiana	       	750		    Wet 	         			Coal-	Waste
Pryor, Oklahoma	      		     725	    	Dry 				         Coal-	Coke-Natural Gas
Oglesby, Illinois	 		        600	    	Dry         					Coal-	Coke-Tires
Maryneal, Texas	      		     520	    	Dry\Preheater  		Coal-	Coke-Natural Gas

Kosmos Cement Company

  Kosmosdale, Kentucky	    	700	     	Dry\Preheater	  	Coal-	Oil
  Pittsburgh, Pennsylvania	 360		     Wet		         			Coal




Plant Location	              			Principal Market Area

Cape Girardeau, Missouri			     E. Missouri; Central and N.E.
                         							Arkansas; Mississippi; S.
				                         			Louisiana; N. Alabama;
				                         			Tennessee; N.W. Kentucky;
                         							S.W. Illinois

Greencastle, Indiana       				 Indiana; S.E. Illinois; N.
                    							     Central Kentucky

Pryor, Oklahoma					            Oklahoma; Dallas, Texas;
                         							Kansas; W. Missouri

Oglesby, Illinois		           		Central and N. Illinois;
                         							S. Wisconsin

Maryneal, Texas		             		W. Texas; E. New Mexico

Kosmos Cement Company
  Kosmosdale, Kentucky	       		Kentucky; S. Indiana; S. Ohio;
	                         						W. Virginia

  Pittsburgh, Pennsylvania   			W. Pennsylvania; W. Virginia;
					                         		E. Ohio





	Cape Girardeau Complex. Lone Star's cement complex in Cape Girardeau, Missouri consists of a cement plant which uses a modern dry/precalciner kiln; a raw materials quarry; and several key distribution terminals. The Cape Girardeau complex is located on the Mississippi River and approximately 80% of such plant's cement production is shipped from the Cape Girardeau complex by 14 barges owned by Lone Star. Distribution by water is the least expensive method of transporting cement and enables the Cape Girardeau complex to serve a wider market than a non-water-based cement plant. Distribution by barge, however, is also subject to interruption from time to time due to changing river conditions brought about by either flood or drought. The Cape Girardeau complex also supplies cement to Lone Star's ready-mixed operation that is located in Memphis, Tennessee. Hazardous waste fuels provide up to 30% of the annual energy needs at the plant, contributing further to a reduction of production costs. See Item 1.J, "Environmental Regulation" and Item 3, "Legal Proceedings--Environmental Matters" regarding issues affecting, and the curtailment of the use of, waste fuels. The Cape Girardeau complex has distribution terminals located in St. Louis, Missouri; Brandon, Mississippi; Paducah, Kentucky; Nashville and Memphis, Tennessee; and New Orleans, Louisiana.

	Greencastle Complex. Lone Star's Greencastle cement plant is located approximately 40 miles Southwest of Indianapolis, Indiana and is the closest cement plant to this market. The close proximity to Indianapolis provides a freight cost advantage to Lone Star. The Greencastle plant produces a high quality Type III portland cement, which is a high early strength cement required in certain applications and sells for a premium price relative to other types of portland cement. This plant also supplies cement to Lone Star's ready-mixed concrete operations in central Illinois. Although this plant utilizes the "wet" process of clinker production, the Company offsets such disadvantage through lower power and coal costs, and higher labor productivity. Hazardous waste fuels have provided up to 40% of the annual energy needs at the plant, although use of such waste fuels was minimal in 1994, and is expected to continue to be minimal unless and until costly plant upgrades are undertaken. See Item 1.J, "Environmental Regulations" and
Item 3, "Legal Proceedings--Environmental Matters" for information regarding issues affecting, and the curtailment of, the use of waste fuels. In early 1994, an upgraded precipitator was installed to facilitate the Greencastle complex's ability to meet anticipated clean air standards that are expected to be promulgated and effective in the next several years. The limestone used in the production of clinker at this plant is subject to the production payment agreement described above.
The Greencastle complex has distribution terminals located in Fort Wayne and Elkhart, Indiana and has a warehousing and distribution arrangement in Itasca, Illinois.

	Pryor Complex. The Pryor plant provides cement to the Kansas, Oklahoma and Dallas, Texas areas and is located approximately 50 miles Northeast of Tulsa, Oklahoma. This plant produces a cement used in oil wells, in addition to cement used in construction activity. Management believes that this plant has a competitive advantage due to its relatively low power costs. The limestone used in the production of clinker at this plant is subject to the production payment agreement described above. The Pryor complex has distribution terminals located in Kechi (Wichita) and Bonner Springs (Kansas City), Kansas, Oklahoma City, Oklahoma and Dallas, Texas.

	Oglesby Complex. The Oglesby plant provides cement to the Chicago, Illinois area construction market by truck as well as serving central and northern Illinois. This plant also supplies cement to Lone Star's ready-mixed concrete operations in central Illinois. An upgraded precipitator was installed in the Spring of 1994 to facilitate the plant's ability to meet anticipated clean air standards that are expected to be promulgated and effective in the next several years. Pursuant to the Plan of Reorganization, Lone Star granted a security interest in this plant to the Pension Benefit Guaranty Corporation ("PBGC") to secure potential claims arising from future pension obligations of the Company. This plant's distribution terminal is located in Milwaukee, Wisconsin.

	Maryneal Complex. The Maryneal plant produces cement used in oil well and construction activity and serves the western
Texas and eastern New Mexico areas. The Maryneal complex has distribution terminals located in Amarillo and Dallas, Texas whereby Lone Star can supplement or replace cement sourced from the Pryor plant.

	Kosmos Cement Company. Kosmos Cement Company ("Kosmos") is a partnership in which Lone Star has a 25% interest. Southdown, Inc., a publicly-traded cement company, holds the remaining 75% interest. Kosmos operates a cement plant in each of Kosmosdale, Kentucky and Pittsburgh, Pennsylvania.
Southdown, Inc. is responsible for managing the day-to-day operations of Kosmos; however, all major decisions require unanimous approval from the management committee of which a Lone Star representative is a member. Pursuant to the Plan of Reorganization, Lone Star pledged its interest in this partnership to the PBGC to secure potential claims arising from future pension obligations of the Company.

	New Orleans Facility. The New Orleans facility is the site of a former cement plant that has been converted to a distribution terminal which Lone Star uses for importing cement. The imported cement either is sold from the New Orleans facility or the Brandon, Mississippi terminal. The New Orleans facility is located off the Gulf Intercoastal Waterway, and can accommodate ocean going-sized vessels. Lone Star has decided to utilize certain pieces of equipment from the former cement plant for use in the production of slag cement. Production of slag cement involves the grinding of granulated slag, a by-product of steel mill blast furnaces to a fineness that is 20% finer than regular portland cement. This ground product can be partially substituted for portland cement in the production of ready-mixed concrete. Slag cement production began in early 1995.

  D. Construction Aggregate Operations

	Lone Star, through two wholly-owned subsidiaries New York Trap Rock Corporation ("New York Trap Rock") and Construction Aggregates Limited ("Construction Aggregates"), produces construction aggregates, including sand, crushed stone and other stone products. Lone Star's total annual production capacity is approximately 8.5 million tons and total reserves are in excess of 1.5 billion tons. Sales volume in 1994 approximated 6.0 million tons. The market for construction aggregates is more highly regionalized than cement operations, with most aggregates sold within a 50-mile radius of a quarry. Two of Lone Star's quarries, however, are located on water, which greatly increases the area in which the product can be distributed. The following table sets forth certain information regarding Lone Star's aggregate operations:




			                	 Estimated Annual
                 				Production Capacity
Plant Location       (in thousand tons)	     Type of Aggregate
New York Trap Rock
  Clinton Point.....	    4,500	             Wappingers Dolomite
  West Nyack........	    1,100	             Diabase Trap Rock
Construction Aggregates. 2,500             	Devonian Granite





                               Estimated
                                Minimum
Plant Location              Reserves (Years)
New York Trap Rock
  Clinton Point.....           			60
  West Nyack........		           	80
Construction Aggregates..	      	280



New York Trap Rock

	Clinton Point Plant. The Clinton Point quarry is located on the Hudson River approximately 50 miles from the New York
City area, which is its primary market. Lone Star owns one barge and leases a fleet of 116 barges used to transport product down the Hudson River to customers located throughout New York City and Long Island. Approximately 80% of Clinton Point's sales are delivered by barge, with the balance delivered by truck to the local market surrounding the plant. The access to water distribution enables this plant to distribute its product to a wider area than truck-based distribution systems. Lone Star's primary customers are ready-mixed concrete producers and asphalt producers, which account for 80% of this plant's sales, with the remainder of the aggregate sold for roadway projects and specialty use such as rip rap for the construction of jetties.

	West Nyack Plant.  The West Nyack quarry is located in
Rockland County, Northwest of New York City, and ships all of its product by truck. The market served by this plant is primarily the counties surrounding the quarry location.

	The West Nyack Plant currently is not cost competitive and the Company is reviewing all of its options regarding New York Trap Rock, including the construction of a modern low-cost plant at West Nyack, at an expected cost not to exceed $20 million, or the sale of New York Trap Rock.

Construction Aggregates

	The Construction Aggregates quarry is located in Nova Scotia, Canada on the Strait of Canso, an all-weather deep water harbor, which permits Lone Star to load vessels of up to 65,000 tons. This size vessel enables the plant to deliver a cost-competitive product to the East Coast and Gulf Coast of the United States and the Caribbean markets. The plant also services Nova Scotia and Prince Edward Island in Canada. This plant is a low-cost facility, but the lack of ships at competitive freight rates to transport product has been a recent deterrent to supplying the United States coastal markets. The granite that is located in the quarry is useful in asphalt and road construction operations where skid resistance is required. Construction Aggregates supplies granite to the Clinton Point quarry where it is blended with dolomite from such quarry to meet certain skid resistance specifications.

  E. Ready-Mixed Concrete Operations

	Lone Star's ready-mixed concrete operations in the vicinity of its Cape Girardeau, Greencastle and Oglesby cement complexes have been vertically integrated, enabling it to be a major supplier of ready-mixed concrete and other concrete products in central Illinois and the Memphis, Tennessee area. Lone Star's ready-mixed concrete operations purchase cement from Lone Star's cement plant in their vicinity and from outside suppliers. Ready-mixed concrete is sold to a variety of end users, but is used primarily in residential construction and infrastructure projects. The Company's sales of ready-mixed concrete were approximately 722,000 cubic yards in 1994. Associated with one of Lone Star's ready-mixed operations in central Illinois is a small sand and gravel operation that primarily provides these raw materials to Lone Star's ready-mixed concrete operation in that vicinity.

  F. Customers and Marketing

	Each plant has a broad customer base that encompasses, among others, ready-mixed concrete producers, prestressed concrete producers, other concrete product producers and highway construction firms. Taken as a whole, no single customer of the company accounted for more than 10% of total sales in 1994. Due to the low value-to-weight ratio, cement, construction aggregates and ready-mixed concrete operations are very regional in nature. As such, the marketing effort for such operations is handled by a local sales force for each plant. Most purchases of the Company's products are done on a spot basis. Accordingly, order backlogs are not significant.

	The Company's operations are subject to fluctuations in governmental spending for highway construction, housing and other projects as well as fluctuations arising from general business conditions, increases or decreases in private housing construction, the tightening or easing of credit and other factors, including, in particular, the level of interest rates. While sales by the Company directly to federal, state and local government agencies are not significant, customers of the Company are engaged in government contract construction to an extent which cannot be determined by the Company but which is believed to be substantial.

  G. Seasonality

	The Company's operations are materially affected by seasonal changes, particularly in the northern United States markets where colder weather affects construction activity. Construction spending and cement consumption historically have fluctuated widely. Demand for cement is correlated to cyclical construction activity, which, in turn, is influenced largely by economic conditions, including (particularly in the case of residential construction) prevailing interest rates and availability of public funds for infrastructure construction projects.

  H. Competitive Conditions

	The markets for the Company's products are highly competitive. Due to the lack of product differentiation, competition in the cement industry is based largely on price.
To a lesser extent, other factors such as service, delivery time and proximity to the customer are important considerations. Accordingly, the Company's profitability is dependent on levels of cement demand and on the Company's ability to manage operating costs, and is very sensitive to small shifts in the balance between supply and demand. These factors can significantly impact selling prices and the Company's profitability. Based on statistics compiled by the United States Bureau of Mines, the price for cement remained in a narrow range throughout the 1980's. Improvement in the performance of the United States economy coupled with lower imports and declining domestic production capacity have led to a more favorable supply/demand ratio for cement suppliers, which enabled the Company to implement price increases in 1994. Because the Company sells in many areas of the country, the number of competitors differs from area to area. Competitors include domestic and foreign producers and importers.

	The United States cement industry is comprised of approximately 50 companies with an annual cement production capacity in the 85 to 87.5 million ton range. The 10 largest companies account for approximately 60% of the total productive capacity. While modest increases in the production capacity of the industry can be accomplished through modifications to existing facilities, significant new productive capacity is not expected due to the high cost of new plants and the lengthy regulatory permitting process that is necessary. Imported cement may be required to fill the gap between the demand for cement and the domestic productive capacity.


  I. Liquidating Subsidiary

	Rosebud was established pursuant to the Plan of Reorganization for the purpose of disposing of the Rosebud Assets for the benefit of holders of the Asset Proceeds Notes and operating such assets pending their ultimate disposition. Rosebud is in the process of selling the Rosebud Assets and concluding the litigations transferred to it; however, it is difficult to estimate the time required to complete this process. Moreover, Rosebud's ability to sell the Rosebud Assets may be affected by events and results of operations at the various operating entities transferred to Rosebud and its ability to conclude the litigations may be affected by events outside of its control.

	The assets transferred to Rosebud include (a) (i) Lone Star's 50% partnership interest in RMC LONESTAR (a vertically-integrated cement, aggregate and concrete producer in California which partnership interest is owned by Lone Star California, Inc. which company was transferred to Rosebud),
(ii) a Lease and Sublease, dated December 31, 1987, between RMC LONESTAR and Lone Star relating to Lone Star's interest in the Santa Cruz, California cement plant (which lease was assigned in connection with the sale of the Santa Cruz plant) and
(iii) Promissory Notes in the principal amount of $16,833,329 executed by RMC LONESTAR in favor of Lone Star California, Inc. (Rosebud granted an option expiring April 30, 1995 to an affiliate of its RMC LONESTAR joint venture partner to purchase the stock of this company); (b) Lone Star's 50% partnership interest in Lone Star-Falcon (former owner of cement terminals in Texas); (c) Lone Star's 50% partnership interest in Hawaiian Cement (a vertically-integrated supplier of cement, aggregates and ready-mixed concrete in Hawaii); (d) cement plants located in Santa Cruz, California and Nazareth, Pennsylvania (which plants were sold in June 1994 and December 1994, respectively);
(e) the right to receive any recovery in certain litigations, the most significant of which are (i) Lone Star Industries, Inc. et al. v. LaFarge Corp., et al. (a suit involving allegations of breach of warranties in connection with Lone Star's purchase of cement used to manufacture substantially all of the crossties involved in the railroad crosstie litigation, alleged fraudulent sale of defective cement and a claim of violations of the Massachusetts Deceptive Practices Act); (ii) Lone Star Industries, Inc. v. Liberty Mutual Insurance Company et al. (a suit against various insurance companies related to Lone Star's claim for indemnity in the crosstie litigation and for the reimbursement of defense costs in connection with such litigation, which suit was settled by Liberty Mutual Insurance Company, the primary insurer, prior to the transfer to Rosebud of the right to receive recovery thereunder and in July 1994 by most of the remaining defendants by payment to Rosebud of $5,300,000); and (iii) Lone Star Industries, Inc. v. Compania Naviera Perez Companc, S.A.C.F.I.M.F.A. et al. (a suit which alleges collusion, fraud and tortious interference by several defendant companies in connection with the auction sale by Lone Star of its Argentine subsidiary; in December 1994, the United States Court of Appeals for the Second Circuit reversed the summary dismissal of this case by the Bankruptcy and District Courts and remanded the case to the Bankruptcy Court for further proceedings); (f) a secured Promissory Note in the unpaid principal amount of $6,210,162 executed by Arthur A. Riedel in favor of Lone Star plus unpaid interest since 1991 and related agreements (a judgment for the unpaid principal amount plus interest and costs was awarded and Rosebud has entered into a settlement agreement with Mr. Riedel calling for a cash payment by him and the transfer to Rosebud of two parcels of real estate securing a new note); and (g) certain surplus real estate. Liabilities associated with the foregoing assets also were transferred to Rosebud. Notwithstanding such transfer, the assumption of Lone Star's liabilities by Rosebud may not be binding upon third parties, and, in any event, as to any such liabilities arising from actions or circumstances that existed on or before April 14, 1994 and that result in payments to Lone Star aggregating in excess of $7,000,000, Rosebud's obligation to indemnify Lone Star in respect thereof is subordinated to repayment of the Asset Proceeds Notes.

	Lone Star provides management and various other services (which included personnel for the Nazareth cement plant operations prior to its sale) to Rosebud pursuant to the Management Services Agreement. Rosebud pays to Lone Star quarterly a fee of .25% of the value of its unsold assets (1.25% in the case of the Nazareth cement plant, prior to its sale) and reimburses Lone Star for all of Lone Star's payments to third parties on behalf of Rosebud subject to the limitations described above. For the various litigations, Rosebud pays Lone Star a quarterly fee of $10,000. Rosebud paid Lone Star a fee of $1,489,909 for services rendered during 1994.

	The Asset Proceeds Notes bear interest at a rate of 10% per annum, payable in cash and/or additional Asset Proceeds Notes (at the option of Rosebud), in semi-annual installments on each of January 31 and July 31, and have a maturity date of July 31, 1997. The indenture governing the Asset Proceeds Notes (the "Rosebud Indenture") provides that interest and principal on the Asset Proceeds Notes shall be paid from the net proceeds of Rosebud Asset dispositions and net proceeds, if any, received by Rosebud in connection with certain litigations transferred to it. The Asset Proceeds Notes are secured by liens and security interests, as the case may be, on all of the Rosebud Assets. Pursuant to the Rosebud Indenture, Rosebud is required to transfer to a collateral agent all net proceeds received by it from asset dispositions or from the litigations transferred to it; provided, however, Rosebud is entitled to retain $5,000,000 as a cash reserve and up to an additional $5,000,000 for anticipated working capital needs. A portion of Rosebud's obligations under the Asset Proceeds Notes is guaranteed by the Company Guarantee. If, at the maturity date of the Asset Proceeds Notes, the aggregate amounts of all cash payments of principal and interest on such notes is less than $88,118,000, the Company Guarantee is, and any five-year notes issued pursuant thereto will be, payable in either cash, five-year notes or a combination thereof (at the option of Lone Star) to cover the shortfall between the actual payments and $88,118,000, plus interest; provided, however, that the total amount paid pursuant to the Company Guarantee cannot exceed $28,000,000.
The Company Guarantee is secured by a pledge of Lone Star's right, title and interest in and to all of the issued and outstanding common stock of Rosebud. Rosebud made cash payments of principal and interest on the Asset Proceeds Notes of approximately $37,633,000 in 1994. In 1995, Rosebud made the first semi-annual interest payment in cash and made a cash payment of principal and interest on the Asset Proceeds Notes of approximately $35,503,000. As a result of such payments, the total amount paid pursuant to the Company Guarantee cannot exceed $14,982,000. To the extent that amounts received upon disposition of the Rosebud Assets and the Company Guarantee are not sufficient to pay the principal and interest of the Asset Proceeds Notes, such notes will not be paid. Other than the initial $5,000,000 cash contribution made by Lone Star for working capital purposes, Lone Star is not obligated to fund additional Rosebud working capital requirements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 19.

	In June 1994, Rosebud sold its cement plant located in Santa Cruz, California for $33,063,000. Net proceeds from the sale were transferred to the collateral agent to redeem a portion of the Asset Proceeds Notes. In connection with the sale of the Santa Cruz cement plant, Rosebud committed to complete, and is presently undertaking, the closure of a former waste landfill area on a portion of a site that was the subject of an investigation by Santa Cruz County authorities at an anticipated cost of approximately $1,500,000. Rosebud also has committed to perform other environmental remediation activities at certain of its real property locations. See Item 3, "Legal Proceedings-- Environmental Matters."

	In December 1994, Rosebud sold its cement plant located in Nazareth, Pennsylvania for $22,134,000. Net proceeds from the sale were transferred to the collateral agent and were used to redeem a portion of the Asset Proceeds Notes. In October 1994, Rosebud granted an option exercisable through April 30, 1995 to acquire the stock of the company holding the 50% interest in the RMC LONESTAR partnership to an affiliate of the joint venture partner.

	The operator of Lone Star-Falcon's cement terminals exercised an option to purchase Lone Star-Falcon's interest in such facilities for $18,000,000. In January 1995, Rosebud received approximately $9,000,000 as a return of capital from the Lone Star-Falcon partnership, which amount was transferred to the collateral agent and used to redeem a portion of the Asset Proceeds Notes. Net proceeds of $200,000 representing a payment received from Arthur A. Riedel in partial satisfaction of the judgment secured against Mr. Riedel were transferred to the collateral agent and used to redeem a portion of the Asset Proceeds Notes. In addition, in 1994 Rosebud sold certain surplus real estate for net cash proceeds of $695,000.

	In November 1994, the jury in the retrial of the railroad crosstie litigation returned a verdict entitling Lone Star to a recovery from LaFarge Corporation on its claim of breach of express warranty and awarded Lone Star $8,391,483. On
December 20, 1994, the trial court entered a partial judgment in favor of Lone Star in the amount of $9,308,058, which amount included prejudgment interest and reflected rejection of Lafarge's claim to reduce the judgment by applying a statue of limitations to the jury verdict. Interest on this judgment will continue to accrue until it is paid. A hearing was held on March 3, 1995 to consider Lone Star's pending claim under a Massachusetts statute governing unfair trade. The rights to any recovery of damages in this action have been assigned to Rosebud pursuant to the Plan of Reorganization.

  J. Environmental Regulation

	The Company, like others in the construction materials and cement manufacturing industry, is subject to federal, state and local laws and regulations pertaining to the protection of the environment and human health and safety. Many of these laws and regulations apply to the Company's current operations, as well as to past activities and closed or formerly owned or operated properties or facilities. These laws and regulations are extensive and technically complex and require the Company to devote time and resources to ensure continued compliance with applicable requirements. While it is not possible to assess accurately the expected impact of future changes in existing regulations or the enactment of new regulations on the Company, the capital, operating and other costs of compliance with such environmental requirements could be substantial. In certain instances, future changes in regulatory requirements may require the Company to undertake capital improvement projects or to cease or curtail certain current operations.

	The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. As a result of these amendments, in 1995 the Company will be required to apply for federal operating permits for each of its cement manufacturing facilities. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. Following EPA's promulgations of MACT for the cement industry, the Company, like others in the industry, may be required to install additional control technology at its cement manufacturing facilities and meet more stringent air emissions standards. It is possible that EPA will promulgate separately MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) which burn hazardous waste fuels ("HWF") which standards may be even more stringent than those which apply to cement manufacturing facilities not utilizing hazardous wastes as a fuel source.

	Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to the Resource Conservation and Recovery Act ("RCRA"). However, the EPA recently completed the Congressionally-mandated study of the potential hazards posed by CKD, and on January 31, 1995 issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provided that EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provided that the CKD regulations it will be promulgating will be designed to be protective of the environment while at the same time to minimize the burden on the regulated community. It is not possible to predict at this time what EPA's CKD regulations will provide regarding the imposition of regulatory controls on the management, handling and disposal of CKD, and what, if any, increased costs will be incurred by the Company to comply with such new regulatory requirements. Until the new EPA CKD regulations are finally promulgated (which likely will take substantial time), CKD will remain exempt from regulation as a hazardous waste pursuant to the Bevill Amendment.

	Lone Star's two cement manufacturing facilities which burn HWF (Cape Girardeau and Greencastle plants) are currently operating under interim status pursuant to RCRA. Lone Star is in the process of securing the permit required under RCRA and the federal Boiler and Industrial Furnace regulations (the "BIF Rules) to enable it to continue the use of HWF at those facilities. Due to a February 1994 court decision affecting BIF Rules air emissions standard applicable to wet process cement kilns, the Greencastle cement plant has substantially curtailed its use of hazardous waste fuels pending capital upgrades to the plant or the promulgation by EPA of a modified or new BIF Rules air emission standard. There can be no assurances that Lone
Star will be successful in securing a final RCRA permit for either or both of its HWF facilities, or, if able to secure such permits, that the permits will contain terms and conditions with which Lone Star will be able to comply or which will not require costly upgrades to the facilities to enable Lone Star to achieve such compliance.

	While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules and state requirements, the Company has been, or is presently, involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past non-compliances. See Item 3, "Legal Proceedings -- Environmental Matters." There can be no assurances that Lone Star will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to maintain compliance or continue to burn HWF.

	Many of the raw materials, by-products and wastes used or produced by cement manufacturing facilities, may contain chemical elements or compounds which have been designated as hazardous substances. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites and is currently undertaking investigation and remediation activities at several facilities presently or formerly owned or operated by the Company or at facilities to which the Company has sent waste material under similar state environmental requirements. There can be no assurances that the Company will not be named as a potentially responsible party at additional Superfund Sites, or that additional releases of hazardous substances will not be found to have occurred at facilities presently or formerly owned or operated by the Company.

	For information concerning certain environmental matters involving the Company, see Item 3, "Legal Proceedings--
Environmental Matters", Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and
Note 34.

  L. Employees

	As of December 31, 1994, the Company had approximately 1,500 employees, of whom approximately 1,050 were members of various labor unions. During 1994, Lone Star negotiated new three-year labor contracts with the United Steelworkers of America who represent the Company's hourly paid employees at its Maryneal, Texas cement plant and Dallas, Texas cement terminal. New three-year contracts were also negotiated with the International Brotherhood of Teamsters who represent truck drivers at the Company's ready-mixed concrete operations in Danville and Bloomington, Illinois. In addition, the Company successfully negotiated a new four-year labor contract with the United Paperworkers International Union, covering hourly paid employees at the Company's alternative fuels operation in Cape Girardeau, Missouri.

	Except for employees at certain cement distribution terminals, all of the Company's hourly employees in its cement, construction aggregates and ready-mixed concrete operations are represented by labor unions. Upon Rosebud's sale of the Nazareth, Pennsylvania cement plant in December 1994, a negotiated plant closeout agreement, intended to resolve all employment related issues between Lone Star and the collective bargaining representative of the hourly employees at the cement plant became effective.

	In 1994, there were no labor disruptions at any of the Company's facilities. The Company believes that relations with its employees are good.

	A number of collective bargaining agreements covering Lone Star's hourly employees are scheduled to expire during 1995 and 1996. Significant agreements that expire in early 1995 are those with the International Brotherhood of Teamsters who represent the truck drivers employed by Lone Star's ready-mixed concrete operations in Memphis, Tennessee and Peoria, Illinois. The Company does not anticipate any unusual circumstances or difficulties in obtaining replacement agreements.

ITEM 2.  PROPERTIES.

	Lone Star's main operations are conducted at its plants and distribution terminals as set forth in Item 1, "Cement Operations", "Construction Aggregate Operations" and "Ready-Mixed Concrete Operations" above. Lone Star owns all of the cement plants and a majority of the distribution terminals used in its cement operations. With respect to those distribution terminals not owned, Lone Star holds a landlease for the underlying real property and owns the facilities located on such property. There are two additional distribution terminals that are leased to third parties, one of which terminals Lone Star is presently negotiating to sell. Lone Star has sold certain limestone reserves adjacent to two of its cement plants, pursuant to the production payment agreement. See Item 1, "Cement Operations" and Note 22. Lone Star owns or leases its aggregate plant sites or has purchased the aggregate minerals in place. In each case, subject to lease termination dates, it has the right to continue mining operations until the deposit is no longer suitable for commercial exploitation. The ready-mixed concrete plants are located on owned land or sites held under leases for varying terms. No difficulty is anticipated in renewing leases as they expire or finding satisfactory alternative plant sites. The Company leases executive offices in Stamford, Connecticut and owns or leases offices in Indianapolis, Indiana and West Nyack, New York. The Company also owns or leases other offices in the United States.

ITEM 3.   LEGAL PROCEEDINGS.

	The Company is involved in a number of pending legal proceedings, the more significant of which are discussed in this section or in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 35.

Environmental Matters

	While the Company generally has been able to maintain its operations in compliance with the requirements of environmental laws and regulations, it has been, or is presently, involved in certain environmental enforcement matters. In September 1992, as part of an EPA enforcement initiative targeting facilities burning hazardous waste fuels, a complaint was issued by EPA against Lone Star's Greencastle cement facility alleging violations of the BIF Rules and seeking a civil penalty in excess of $3.8 million. In 1994 Lone Star resolved with EPA all the matters alleged in the complaint and paid a penalty of $315,000. Lone Star also resolved certain violations alleged by the State of Indiana in connection with the Greencastle cement plant's hazardous waste fuel burning operations and paid a penalty of $87,250. In March 1994, the EPA commenced an administrative proceeding against Lone Star in connection with alleged violations of regulations governing the handling and burning of hazardous waste fuels at Lone Star's Cape Girardeau cement facility and seeking a civil penalty in excess of
$500,000.  Lone Star negotiated a final settlement with EPA
which requires the payment by Lone Star of a civil penalty of approximately $189,500, approximately $87,000 of which will be offset by two supplemental environmental projects being undertaken at the Cape Girardeau plant to improve its record
keeping and compliance capabilities. 	In addition, in 1994, Lone
Star was given official notice by the EPA that it intended to pursue a civil penalty action for alleged regulatory violations at the Cape Girardeau facility with respect to the installation of a secondary crusher and the replacement of screens in 1986 and 1987. During discussions with EPA to resolve this issue, EPA indicated that a monetary settlement of approximately
$190,000 would be expected. Lone Star has made a counter offer to EPA to which it has not yet received a response. No civil penalty action has yet been filed, pending ongoing attempts to resolve the issue without litigation. None of the foregoing proceedings has had or is expected to have a material adverse effect on the Company's operations or financial condition.

	Past operations of the Company or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the Company or where waste materials generated by the Company have been disposed. The Company has been identified as one of the parties that may be held responsible by federal or state governmental authorities pursuant to CERCLA or similar state laws for the costs of investigation and remediation of contamination at sites where waste materials generated by the Company were deposited. For thirteen such sites which are on the National Priority List of sites requiring investigation and remediation pursuant to CERCLA, the Company is one of numerous potentially responsible parties and available factual information indicates that the Company's contributions of waste to the site was small and the Company may have certain defenses arising out of the reorganization. For one of those sites Lone Star recently availed itself of a de minimis settlement offered by EPA to resolve its liability for that site for a cost of approximately $14,000, subject to certain limitations and the potential for a reopener if the total clean-up exceeds a certain sum. For another of those sites, which includes property the Company formerly owned and operated, Lone Star recently elected to participate in a settlement opportunity with EPA and other potentially responsible parties to resolve its liability for an operable unit of this Superfund site at an approximate cost of $250,000. This amount represents the costs attributable to remediating the property formerly owned and operated by the Company. Such costs may be borne by Rosebud in accordance with an agreement contemplated by the reorganization transferring certain assets and liabilities of Lone Star to Rosebud.

	With respect to sites located in the vicinity of Salt Lake City, Utah, where waste materials, including CKD, generated by the Company and its predecessors were deposited as fill, Lone
Star reached a settlement agreement approved in December 1994 by the Bankruptcy Court with federal, state and local governmental authorities resolving Lone Star's liability for those sites, including natural resource damages, in exchange for a general unsecured claim of $18.5 million in the Chapter 11 Proceedings.
In addition, in connection with the Company's Chapter 11 Proceedings, settlement agreements were entered into between Lone Star and the other individuals and entities identified by EPA as potentially responsible parties as well as other property owners generally resolving Lone Star's liability to those individuals and entities. With respect to certain of those individuals and entities, the settlement agreements which also resolve a related cost-recovery and property damage action pending in federal district court in Utah, are subject to those individuals and entities reaching settlements with EPA, the negotiation of which is continuing.

	In connection with the Company's prior lumber yard operations, the Company has been involved in the investigation and clean up of certain sites contaminated by wood treating chemicals. With respect to one former wood treating site previously leased by the Company, in connection with the Chapter 11 Proceedings the Company resolved its liability to State and local governmental entities by agreeing to undertake further groundwater investigation of the site and, if necessary, soil remediation, groundwater treatment and groundwater monitoring programs all with a specified monetary cap of $2 million. Lone Star sued two of its insurance carriers for its defense costs and indemnification in such dispute. The Company was awarded a judgment on the defense cost claim, which is currently on appeal. The appeals court is to consider Lone Star's basis for its defense cost claim under the terms of the insurance policy.

	Additional investigation and remedial activities are also required at a former wood treating facility located on land which was transferred to Rosebud pursuant to the Plan of Reorganization. The Company is currently negotiating a consent order with state governmental authorities regarding additional investigative and clean up efforts required at the site, including ground water monitoring and possible remediation, which activities are anticipated to be undertaken by Rosebud and funded through a sale of the property. There can be no assurances, however, that such funds will be available or that governmental authorities will not seek to recover costs of investigation or remediation from Lone Star.

Other Legal Proceedings

	Reorganization Proceedings. These proceedings in the United States Bankruptcy Court for the Southern District of New York are entitled "In re: New York Trap Rock Corporation, Lone Star Industries, Inc. et al., Debtors" Chapter 11 Case Nos. 90B21276- 21286, 21334 and 21335. The Plan of Reorganization was confirmed by the Bankruptcy Court on February 17, 1994 and became effective on April 14, 1994. The final decree closing these proceedings is expected to be issued in 1995. See Item 1, "Bankruptcy Reorganization Proceedings."

	Cement Industry Antitrust Investigation. In early March 1994, the Company, along with other cement companies, received a civil investigative demand from the Atlanta, Georgia Regional Office of the U.S. Department of Justice Antitrust Division.
The investigation concerns possible violations of Section 1 of the Sherman Antitrust Act (price fixing and market allocation) by cement sellers on a nationwide basis and seeks Company records relating to its cement business. The Company has a long-standing policy of complying with the antitrust laws and has cooperated with the investigation. No charges of alleged violation of Section 1 have been filed against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	This item is inapplicable, as no matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.


EXECUTIVE OFFICERS OF REGISTRANT

	The following table sets forth certain information regarding the executive officers of the Company.

		                           Office and Date From Which Individual
Name	  	         		Age	      First became an Executive Officer

David W. Wallace	  	71	      Chairman of the Board and Chief Executive
  	                      				Officer (1991)

William M. Troutman	54	      President and Chief Operating Officer
                       				 	(1986)

John J. Martin		    63      	Senior Vice President of the Company
                       					(1979) and President of Rosebud (1994)

Roger J. Campbell 		58     	Vice President--Cement Operations (1986)

William J. Caso		   50     	Vice President--Taxes and Insurance (1994)

Pasquale P. Diccianni	53	   Vice President--Cement Sales and Aggregate
				                       	Operations (1988)

Thomas S. Hoelle  		43     	Vice President--Planning (1994)

Gerald F. Hyde, Jr.	52	     Vice President--Personnel and Labor
					                       Relations (1983)

John S. Johnson		   64	     Vice President, General Counsel and
                        				Secretary (1994)

Harry M. Philip	  	46      	Vice President--Cement Manufacturing
			                      		(1994)

Michael W. Puckett	50	      Vice President--Cement Sales and Concrete
		                       			Operations (1985)

William E. Roberts	55	      Vice President, Chief Financial Officer,
				                       	Controller and Treasurer (1988)

	All of the executive officers of the Company were elected at a meeting of the Board of Directors on August 24, 1994.
Their terms of office continue until the next annual meeting of the Board of Directors and until their successors shall have been elected and qualified. All of the executive officers have been employed by the Company as an officer or in an executive capacity for more than five years.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

	The information on the Company's Common Stock prices, Warrant prices, Common Stock dividends, principal exchange on which the Common Stock and Warrants are traded and number of stockholders and warrantholders of record is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.











ITEM 6.  SELECTED FINANCIAL DATA     		       Lone Star Industries, Inc.


                                      Successor
                                       Company          Predecessor Company

                                        For the   |   For the     For the
                                      Nine Months | Three Months   Year
                                         Ended    |    Ended       Ended
(In thousands except                  December 31,|  March 31,  December 31,
 per share amounts)                       1994    |    1994        1993
                                                  |
Net sales............................  $ 261,645  |   $  33,709   $ 240,071
                                                  |
Income (loss) before reorganization               |
 items, income taxes, and cumulative              |
 effect of changes in accounting                  |
 principles and extraordinary items..  $  45,133  |   $  (3,170)  $   6,196
                                                  |
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles and extraordinary items..  $  29,333  |   $(150,638)  $ (35,258)
                                                  |
Net income (loss)....................  $  29,333  |   $ (23,118)  $ (36,040)
                                                  |
Net income (loss) applicable to                   |
 common stock........................  $  29,333  |   $ (24,396)  $ (41,152)
Per Common Share                                  |
Primary:                                          |
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles and extraordinary items..      $2.22  |      n/m (1)     $(2.42)
                                                  |
Net income (loss)....................      $2.22  |      n/m (1)     $(2.47)
Weighted average common shares                    |
 outstanding.........................     12,000  |        n/m       16,644
Shares outstanding at December 31....     12,000  |        n/m       16,645
Cash dividends per common share......       -     |        -             -

                                                                 Predecessor
                                           Successor Company        Company

                                      December 31,  March 31, | December 31,
                                          1994        1994    |     1993
Financial Position at End of Period:                          |
                                                              |
Total assets.........................  $ 553,320   $ 579,411  |   $ 924,885
Long-term debt (2):                                           |
 Senior notes........................  $  78,000   $  78,000  |        -
 Asset proceeds notes................  $  87,000   $ 112,000  |        -
 Other...............................       -           -     |        -
Production payment (3)...............  $  19,966   $  20,963  |   $   2,000
Liabilities subject to Chapter 11                             |
 proceedings (4).....................       -           -     |   $ 627,938
Redeemable preferred stocks..........       -           -     |   $  37,500
Common shareholders' equity.. .......  $ 122,463   $  93,313  |   $  12,348



(1) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock (See Note 1 of Notes to Financial Statements).
(2) See Notes 19 and 20 of Notes to Financial Statements.
(3) The long-term portion of the production payment is included in Liabilities Subject to Chapter 11 Proceedings at December 31, 1993, 1992, 1991 and 1990.
(4) See Note 2 of Notes to Financial Statements.




ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)      Lone Star Industries, Inc.

                                                  Predecessor Company

(In thousands except                       For the year ended December 31,
 per share amounts)                      1992           1991          1990

Net sales............................  $ 230,098     $ 238,692    $ 253,850

Income (loss) before reorganization
 items, income taxes, and cumulative
 effect of changes in accounting
 principles and extraordinary items..  $ (42,429)    $   2,948    $ (85,774)

Income (loss) before cumulative
 effect of changes in accounting
 principles and extraordinary items..  $ (45,428)    $  (5,547)   $ (66,739)

Net income (loss)....................  $(164,342)    $  (5,547)   $ (66,739)

Net income (loss) applicable to
 common stock........................  $(169,455)    $ (10,661)   $ (71,858)
Per Common Share
Primary:
Income (loss) before cumulative
 effect of changes in accounting
 principles and extraordinary items..    $ (3.03)       $(0.64)      $(4.34)

Net income (loss)....................    $(10.18)       $(0.64)      $(4.34)
Weighted average common shares
 outstanding.........................     16,641        16,582       16,559
Shares outstanding at December 31....     16,644        16,621       16,560
Cash dividends per common share......       -              -             -

                                                 Predecessor Company

                                                      December 31,
                                          1992          1991          1990
Financial Position at End of Period:

Total assets.........................  $ 952,649    $ 914,437     $ 909,888
Long-term debt (2):
 Senior notes........................       -            -             -
 Asset proceeds notes................       -            -             -
 Other...............................       -            -        $     367
Production payment (3)...............  $   4,000    $   4,000     $   4,000
Liabilities subject to Chapter 11
 proceedings (4).....................  $ 611,129    $ 555,331     $ 544,549
Redeemable preferred stocks..........  $  37,500    $  37,500     $  37,500
Common shareholders' equity.. .......  $  59,698    $ 226,162     $ 239,039

(1) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock (See Note 1 of Notes to Financial Statements).
(2) See Notes 19 and 20 of Notes to Financial Statements.
(3) The long-term portion of the production payment is included in Liabilities Subject to Chapter 11 Proceedings at December 31, 1993, 1992, 1991 and 1990.
(4) See Note 2 of Notes to Financial Statements.






ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

	As of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company adopted fresh-start reporting which included adjustments for bankruptcy-related cash transactions through the effective date, which for accounting purposes was March 31, 1994, to properly reflect the Reorganization. Through the adoption of fresh-start reporting, the Company recorded its assets and liabilities at fair value as of March 31, 1994 and as such, balance sheet comparisons to prior periods are not meaningful. A black line has been used to separate the December 31, 1993 balance sheet from the March 31, 1994 and December 31, 1994 balance sheets to emphasize the fact that the March 31, 1994 and December 31, 1994 balance sheets relate to the reorganized company, a new reporting entity.


Activities in Connection with the Plan of Reorganization

	In accordance with the Plan of Reorganization which became effective on April 14, 1994, the Company disbursed $200.5 million in cash and pre-petition creditors became entitled to receive the Senior Notes in the aggregate principal amount of $78.0 million, the Asset Proceeds Notes in the aggregate principal amount of $138.1 million and 85% of 12 million shares of Common Stock.

	Holders of the predecessor company's preferred stock became entitled to receive their pro rata share of 10.5% of the new Common Stock and 1,250,000 Warrants. The Warrants are exercisable through December 31, 2000 and each Warrant provides for the purchase of one share of common stock at a price of $18.75 per share. The holders of the predecessor company's common stock became entitled to receive 4.5% of the new Common Stock and 2,753,333 Warrants. Both preferred stock issues and the predecessor company's common stock were canceled on the Plan Effective Date.

	The Senior Notes bear interest at a rate of 10% per annum, payable semi-annually, and mature on July 31, 2003. Pursuant to the Senior Note Indenture, the Senior Notes are subject to mandatory redemption by the Company in the event of a change in control or with the excess net proceeds of certain sales or dispositions of assets. The Senior Note Indenture also provides for optional redemption of the Senior Notes by the Company; however, the Company's revolving credit agreement ("credit agreement") prohibits such optional redemption except in accordance with the terms thereof. The Asset Proceeds Notes bear interest at a rate of 10% per annum payable in cash and/or in additional Asset Proceeds Notes in semi-annual installments. The indenture governing the Asset Proceeds Notes provides that interest and principal on the Asset Proceeds Notes are to be repaid as the Rosebud assets are disposed of and proceeds, if any, are received in connection with the litigations transferred to Rosebud. The Asset Proceeds Notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud Assets pursuant to a Security, Pledge and Collateral Agency Agreement. All net proceeds less a $5.0 million cash reserve, plus up to an additional $5.0 million for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the noteholders. The Asset Proceeds Notes mature on July 31, 1997. These notes are guaranteed, in part, by the Company pursuant to the Company Guarantee. If, at the maturity date, the aggregate amount of all cash payments of principal and interest on the Asset Proceeds Notes is less than $88.1 million, the Company Guarantee is payable either in cash, five-year notes or a combination thereof (at the option of the Company) to cover the shortfall between the actual payments and $88.1 million, plus interest; provided, however, that the total amount paid pursuant to the Company Guarantee cannot exceed $28.0 million. If the Company elects to pay the Company Guarantee in five-year notes, such notes will rank pari passu with the Senior Notes and will also be secured by a pledge of the stock of Rosebud owned by the Company. The Asset Proceeds Notes are recorded on the Company's balance sheet at December 31, 1994 at an amount equal to the estimated value of assets to be utilized to liquidate these obligations. To the extent that amounts received upon disposition of the Rosebud Assets and the Company Guarantee are not sufficient to pay the principal and interest of the Asset Proceeds Notes, such notes will not be paid. As of February 22, 1995 the total interest and principal payments paid on the Asset Proceeds Notes was approximately $73.1 million. Other than an initial $5.0 million cash contribution by the Company for working capital purposes, the Company is not obligated to fund additional Rosebud working capital requirements (See Notes 5 and 19).

	In connection with the Plan of Reorganization, the terms of the Company's production payment agreement were revised as of April 14, 1994. In connection therewith, a new note was issued, with an outstanding principal balance of $21.0 million as of that date, and which bears interest at a rate, at the Company's option, of either prime or LIBOR plus 1.75% through December 31, 1995 and either prime plus 0.25% or LIBOR plus 2.5% beginning on January 1, 1996. The principal balance is payable semi-annually through July 31, 1998 in increasing installments. A principal payment of $1.0 million was made in August 1994. In February 1995 an additional $1.5 million principal payment was made. The Company is required to make payments in advance for minerals used at the two plants subject to the production payment agreement and to take or pay for minerals in amounts sufficient to permit the purchaser to service the note associated with the production payment facility.

	Following the reorganization, the Company entered into a three-year $35.0 million revolving credit agreement which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The Company's borrowings under the credit agreement are limited to 55% of eligible inventory plus 85% of eligible receivables. Advances under the credit agreement bear interest at a rate, at the Company's option, of either prime plus 1.25% or LIBOR plus 3%. A fee of 0.5% per annum is charged on the unused portion of the credit line. Although the Company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance at December 31, 1994.

	The Company's financing agreements contain restrictive covenants which, among other things, limit or prohibit the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, apply proceeds from asset sales, engage in mergers and acquisitions, make certain capital expenditures or pay cash dividends.

	In accordance with the Plan of Reorganization, as part of the agreement with the PBGC, the Company has granted the PBGC a mortgage on its Oglesby, Illinois cement plant, and a security interest in the Company's interest in the Kosmos Cement Company partnership, to secure future pension obligations.


Analysis of Cash Flows and Working Capital

	The Company operated under the protection of the bankruptcy court for the period from December 10, 1990 to April 14, 1994. During such time, the companies which filed Chapter 11 petitions were prohibited from paying claims which arose prior to the filing date outside of a plan of reorganization or without specific bankruptcy court authorization. In addition, during the Chapter 11 proceedings, the Company discontinued accruing interest on unsecured pre-petition debt obligations. Also, the Company received interest income on its cash balances during this period. However, as a result of the Chapter 11 proceedings, the Company incurred substantial professional fees and administrative expenses which partially offset the above financial benefits.

	Cash flows from operating activities of $38.5 million for the nine-month period ended December 31, 1994 primarily reflect $45.4 million generated by the cement, ready-mixed concrete and construction aggregates operations resulting from increased average cement and ready-mixed concrete selling prices and higher overall shipments of all product lines partly offset by payments of professional fees and administrative expenses of $6.9 million related to the reorganization.


	During the nine months ended December 31, 1994, the Company generated $5.8 million from investing activities, primarily representing proceeds of $21.8 million from the sale of the Pennsuco cement plant in Florida, partly offset by capital expenditures.

	Net cash outflows from financing activities of $1.0 million for the nine-month period ending December 31, 1994 reflects a scheduled payment on the production payment.

	Working capital on December 31, 1994 was $71.4 million, compared to $14.1 million at March 31, 1994. Current assets increased $34.9 million principally due to a higher marketable securities balance, resulting from cash generated from operations, the sale of the Pennsuco cement plant in Florida and higher accounts receivable. This increase was partly offset by lower other current assets primarily due to the payment of Chapter 11 professional fees from a current escrow account. Current liabilities decreased $22.4 million primarily due to the payment of Chapter 11 professional fees which were held in escrow pending final approval of the bankruptcy court, the payment of other bankruptcy-related costs previously accrued for and decreased accounts payable.

	The carrying value on the Company's books of net assets of Rosebud and the related Asset Proceeds Notes decreased $25.0 million primarily due to principal payments partly offset by the accretion of assets reflecting the shorter time period used in determining the present value. In August 1994, net proceeds from the sale of the Santa Cruz cement plant were used to make principal payments of $31.7 million in addition to interest thereon on the outstanding Asset Proceeds Notes. Investments in joint ventures increased $0.7 million due to the equity income in excess of dividends received from Kosmos Cement Company, a partnership in which the Company has a 25% interest. Net property, plant and equipment decreased $22.3 million reflecting the sale of the Pennsuco cement plant in Florida and depreciation, partly offset by capital expenditures. The reorganization value in excess of amounts allocable to identifiable assets has been reduced by $14.4 million representing the income tax benefits realized for the nine-month period from the preconfirmation net operating loss carryforwards and amortization of $0.5 million. A disbursement of $1.0 million was made against the production payment and the pension liability decreased by $8.0 million, primarily reflecting payments made during the nine-month period ended December 31, 1994 in excess of current expenses. Other liabilities decreased $4.4 million primarily due to the reclassification of certain long-term liabilities to current accruals.


Other Information

	Following the Chapter 11 proceedings, the Board of Directors of the Company adopted the Lone Star Industries, Inc. Management Stock Option Plan (the "Management Plan") and the Lone Star Industries, Inc. Directors Stock Option Plan (the "Directors' Plan"). These plans were ratified by the Company's shareholders at its 1994 Annual Meeting. Pursuant to the Management and Directors' Plans, the number of shares of common stock which may be issued pursuant to options is 700,000 and 50,000 shares, respectively. In June 1994, options to purchase
700,000 and 6,000 shares of common stock were granted under the Management and Directors' Plans, respectively.

	In June 1994, Rosebud sold all of its interest in a cement plant located in Santa Cruz, California to an affiliate of its partner in the RMC LONESTAR partnership for $33.1 million. The net proceeds from the sale, after making provisions for an environmental reserve for construction of a landfill and other costs related to the transaction, were used to redeem a portion of the outstanding Asset Proceeds Notes on a pro rata basis. Rosebud transferred an aggregate of $31.9 million to the collateral agent which redeemed such notes (including the payment of accrued and unpaid interest thereon) on August 19, 1994. Also, in July 1994, Rosebud made a $5.8 million cash payment for interest on the Asset Proceeds Notes.

	In July 1994, Rosebud reached final agreements with substantially all of its insurance carriers involved in litigation related to the Company's claims for indemnity in the crosstie litigation and for the reimbursement of related defense costs. Rosebud received $5.3 million from the insurance carriers involved in the settlements most of which is being used by Rosebud for working capital purposes pursuant to the Rosebud Indenture.

	In October 1994, Rosebud granted an option to acquire the stock of the company holding the 50% interest in the RMC LONESTAR partnership to the affiliate of the joint venture partner. The purchase option is exercisable at any time prior to May 1995.

	In December 1994, Rosebud sold all of its interest in a cement plant located in Nazareth, Pennsylvania for $22.1 million. Net proceeds of $17.6 million were transferred in December 1994 to the collateral agent to redeem a portion of the outstanding Asset Proceeds Notes. The remainder of the proceeds were set aside to cover future expenses and liabilities related to the plant.

	In January 1995, Rosebud received $9.0 million as a return of capital from the Lone Star-Falcon partnership upon completion of the sale of the partnership's cement terminals in Texas, which funds in addition to other funds on hand generated from asset sales, operations and cash accumulated for working capital purposes were also transferred to the collateral agent to redeem a portion of the Asset Proceeds Notes.

	The Company is subject to extensive federal, state and local laws, regulations and ordinances pertaining to the quality and protection of the environment and human health and safety. Such environmental regulations not only affect the Company's operating facilities but also apply to past activities and closed or formerly owned or operated facilities or properties. While it is not possible at this time to assess accurately the expected impact of future changes in existing regulations or the enactment of new regulations on the Company, the capital, operating and other costs of compliance with such environmental requirements could be substantial.

	Prior to the Company's emergence from bankruptcy proceedings, the Company's environmental liabilities had a material effect on the Company's financial condition and operating results. These liabilities were a contributing factor in the Company's decision to seek reorganization under the protection of Chapter 11. During the reorganization, most of the Company's known environmental liabilities were resolved including those which had a material effect on the Company's financial condition and operating results (See Note 34). The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the nine months ended December 31, 1994 did not have a material effect on the financial condition of the Company. The December 31, 1994 accompanying consolidated balance sheet includes accruals of $7.2 million which represent the Company's current estimate of its liability related to environmental matters.

	Cement kiln dust, a by-product of cement manufacturing, is currently exempted from environmental regulation by the Bevill Amendment to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA has recently completed the Congressionally-mandated study of the potential hazards posed by cement kiln dust, and on January 31, 1995 issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of cement kiln dust. Generally the EPA regulatory determination provided that EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of cement kiln dust that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by cement kiln dust. The EPA regulatory determination further provided that the regulations it will be promulgating will be designed to be protective of the environment while at the same time to minimize the burden on the regulated community. It is not possible to predict at this time what EPA's regulations will provide regarding the imposition of regulatory controls on the management, handling and disposal of cement kiln dust, and what, if any, increased costs will be incurred by the Company to comply with such new regulatory requirements. Until the new regulations are finally promulgated (which likely will take substantial time), cement kiln dust will remain exempt from regulation as a hazardous waste pursuant to the Bevill Amendment.

	In early March 1994, the Company, along with other cement companies, received a civil investigative demand from the Atlanta, Georgia Regional Office of the U.S. Department of Justice Antitrust Division. The investigation concerns the possible violations of
Section 1 of the Sherman Antitrust Act (price fixing and market allocation) by cement sellers on a nationwide basis and seeks company records relating to its cement business. The Company has a policy of complying with the antitrust laws and has cooperated with the investigation. No charges of alleged violation of Section 1 have been filed against the Company.

	In 1989 Lone Star and a subsidiary commenced an action in the Maryland Federal District Court, against Northeast Cement Co. and its affiliates, Lafarge Corporation and Lafarge Canada, Inc., alleging breach of warranties in connection with the purchase from Northeast Cement Company by the Lone Star subsidiary of the cement used to manufacture substantially all of the crossties involved in litigation between Lone Star, its subsidiary and a number of railroads which had purchased concrete crossties from the Lone Star subsidiary and claiming a fraudulent sale of defective cement. The action brought against the cement supplier was tried before a jury in the Maryland Federal District Court in late 1992. The jury found that Lone Star had proven its claims of fraud, breach of certain warranties and negligence, but Lone Star's recovery was limited due to limitations on the awarding of damages in the trial judge's instructions to the jury. Lone Star believed that these instructions were in error and filed a motion for a new trial. Following a hearing on March 5, 1993 the judge denied these motions. Lone Star consequently appealed to the Federal Circuit Court of Appeals for the Fourth Circuit for a new trial on the issue of damages. A 1993 judgment was vacated by the Fourth Circuit Court of Appeals and the case was remanded for a new trial. The Company amended its complaint to add a claim of violation of a Massachusetts consumer protection law which allows for attorney fees and doubling and trebling of damages (See Note 35). On November 30, 1994, a jury in the new trial in the Maryland Federal District Court found Lone Star was entitled to recover from Lafarge Corporation on Lone Star's claim of breach of express warranty and awarded Lone Star $8.4 million. On December 20, 1994, the trial court entered a partial judgment in favor of Lone Star in the amount of $9.3 million, which amount included prejudgment interest and held that the award should not be reduced by the statute of limitations claim raised by Lafarge. Interest on this judgment will continue to accrue until it is paid. A hearing was held on March 3, 1995 to consider Lone Star's pending claim under the Massachusetts statute governing unfair trade practices. The rights to any recovery of damages in this action have been assigned to Rosebud pursuant to the Plan of Reorganization.

	A series of toxic tort lawsuits recently filed against numerous parties, including the Company, currently are not expected to have a material adverse effect on the company's financial condition or operating results (See Note 35).


Results of Operations

	On April 14, 1994 the Plan of Reorganization became effective. Upon the Plan of Reorganization becoming effective, the Company issued new Common Stock, Warrants, Senior Notes and Asset Proceeds Notes, transferred certain assets to Rosebud and for accounting purposes adopted fresh-start reporting as of March 31, 1994. As a result, the Company's financial statements for the nine months ended December 31, 1994 are not comparable to statements for prior periods. Accordingly, the Company has not presented historical information for the twelve months ended December 31, 1994, since such information requires consolidating statements of the predecessor company and successor company. Also affecting comparability are differences in the operating units of the successor company and the predecessor company. The successor company's operations include the Pryor, Oklahoma and Maryneal, Texas cement plants which were previously classified as assets held for sale and were excluded from the predecessor company's results. The successor company's operations exclude the Nazareth, Pennsylvania and Santa Cruz, California cement plants and the Hawaiian Cement and RMC LONESTAR partnerships. These operations, along with certain other assets, have been transferred to Rosebud. The predecessor company's operations also included a Brazilian joint venture which was sold in September 1993.


Nine Months Ended December 31, 1994


Net Sales

	Consolidated net sales for the nine months ended December 31, 1994 were $261.6 million following the Company's emergence from bankruptcy in April 1994. Cement operations recorded sales of $176.7 million for the nine-month period ended December 31, 1994. Cement sales for the nine-month period from comparable operations were $18.7 million higher than the prior year comparable period reflecting a 13% increase in average net realized selling prices and a 2% increase in cement shipments. The increase in cement shipments, particularly from the Cape Girardeau, Missouri and the Greencastle, Indiana cement plants, and higher average net realized selling prices at all locations, resulted from strong demand in all local markets.

	Sales of construction aggregates were $47.7 million for the nine-month period ending December 31, 1994. Sales of construction aggregates increased $4.7 million from the comparable prior year nine-month period primarily due to a 7% increase in shipments. Increased shipments of construction aggregates in the New York metropolitan area were partly offset by decreased shipments from the Company's Canadian operations.

	Ready-mixed concrete and other operations recorded sales of $37.2 million for the nine-month period ended December 31, 1994. The increase in ready-mixed concrete sales of $7.9 million was attributed to a 24% increase in shipments and an 8% increase in prices as compared to the comparable prior-year period. Shipments of ready-mixed concrete have been favorable at all locations during this period, particularly in the Memphis, Tennessee area where strong demand from increased commercial building resulted in both higher shipments and favorable prices.

	Net sales of cement, construction aggregates and ready-mixed concrete and other products contributed 68%, 18% and 14%, respectively, to total sales for the current nine-month period.


Gross Profits

	Gross profits from the cement operations were $54.4 million for the nine months ended December 31, 1994, primarily reflecting the 13% increase in overall average net realized selling prices and higher cement shipments. Also contributing to the favorable cement gross profits were favorable per unit production costs at the Cape
Girardeau, Missouri cement plant reflecting operating efficiencies due to increased production volumes. The positive results were partly offset by higher production costs at the other locations, particularly the Greencastle, Indiana facility, which was affected by higher coal costs and lower waste fuel revenues due to the decreased use of waste fuels in the production process. In September 1993, the Greencastle plant temporarily suspended the use of hazardous waste fuels pending analysis of the administrative enforcement action commenced by the EPA. The Company resumed burning hazardous waste fuel in 1994, but on a substantially reduced basis throughout the year, resulting in decreased revenues and higher coal costs.

	The Cape Girardeau and Greencastle cement plants use hazardous waste fuel as cost-saving energy sources. They are thus subject to stringent regulation pursuant to federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities. There can be no assurance that the Company's hazardous waste fuel operations will be able to maintain compliance with the BIF Rules and state requirements or that changes to such rules or requirements or their interpretation by the relevant agencies or courts will not make it more difficult or cost prohibitive to maintain regulatory compliance or to continue to burn hazardous waste fuel (See Note 34).

	The Company expects to continue to operate its waste fuel program which is subject to strict federal, state and local rules and regulations. Changes to such rules and regulations, or their interpretations by the relevant agencies, could prohibit the use of such fuels or make their use cost prohibitive, thus depriving the Company of the favorable impact on production costs presently being experienced.

	Gross profits from the construction aggregates operations were $8.3 million for the current nine-month period reflecting a 7% increase in overall shipments and a 6% increase in overall average net realized selling prices from the comparable prior-year period. Shipments from the New York Trap Rock operation increased 15% over the comparable period. This increase reflects higher shipments in the second quarter of 1994 caused by the prolonged and adverse winter weather conditions experienced in the Northeast this year, which delayed the opening of customer asphalt and ready-mixed concrete plants into March. In addition, our customers were adversely affected by strikes in the summer of 1993 which did not occur in 1994. Also contributing to the favorable construction aggregates gross profits were favorable per unit production costs from the West Nyack, New York operation due to increased production volumes. The positive results were partly offset by decreased shipments from the Canadian operation, due to the lack of available ships to transport product to its coastal U.S. and Caribbean markets and lower overall customer demand.

	Gross profits from ready-mixed concrete and other construction products were $5.7 million for the nine-month period ended December 31, 1994 primarily due to the increase in overall shipments and average net realized selling prices, reflecting strong demand in the Memphis, Tennessee and Central Illinois areas.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).


Joint Ventures

	Pre-tax income from joint ventures of $4.4 million for the nine months ended December 31, 1994 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. Results from Kosmos Cement Company were $1.1 million higher from the comparable prior year period reflecting increased shipments and higher net realized selling prices. The RMC LONESTAR and Hawaiian Cement joint ventures were transferred to Rosebud in connection with the Plan of Reorganization.


Other Income

	Other income of $3.8 million for the nine-month period ended December 31, 1994 primarily reflects interest earned on investments, rental income and interest earned on accounts and notes receivable.


Selling, General and Administrative Expenses

	Selling, general and administrative expenses of $23.7 million for the nine months ended December 31, 1994 reflects savings achieved during and after the Company's bankruptcy proceedings. The savings in selling, general and administrative expenses primarily reflect lower other postretirement benefit expense and lower pension expense due to settlements reached through negotiations with retirees including the establishment of a Voluntary Employee Beneficiary Association ("VEBA") for salaried retirees whereby the Company makes quarterly contributions to a trust. The Company also reached a settlement with the PBGC whereby the Company contributed additional cash to its pension plans. Lower insurance expenses also contributed to the savings in selling, general and administrative expenses reflecting settlements reached with insurance carriers and the Company's joint ventures and certain former joint ventures which settled certain ultimate liabilities for periods prior to the petition date. Other savings in selling, general and administrative expenses reflect lower employee-related expenses primarily achieved by reductions in personnel, prior to June 30, 1994 through attrition, combined with a corporate downsizing on June 30, 1994 which eliminated approximately 35% of salaried positions at the corporate office. Selling, general and administrative expenses for the nine-month period ended December 31, 1994 include $0.4 million of pension costs and $4.6 million of other postretirement benefit costs related to the Company's presently retired employees. In addition selling, general and administrative expenses for the nine-month period include $0.5 million relating to professional and filing fees in connection with the filing of the Company's registration statement on Form S-1 which was recently filed to register certain Common Stock, Warrants, and Senior Notes of the Company.


Interest Expense

	Interest expense of $6.8 million for the nine months ended December 31, 1994 was comprised primarily of interest accrued on the $78.0 million 10% Senior Notes and the Company's obligation relating to the production payment.


Income Taxes

	The income tax expense of $15.8 million primarily reflects taxes computed at the U.S. statutory rate in addition to net state taxes and foreign subsidiary taxes.


Net Income

	Net income for the nine-month period ended December 31, 1994 of $29.3 million, or $2.22 per share, reflects higher cement and ready-mixed concrete shipments and selling prices combined with reduced selling, general and administrative expenses. Net income for the nine months reflects joint venture income of $4.4 million, which represents the Company's share of earnings from Kosmos Cement Company, a partnership in which the Company has a 25% interest. The RMC LONESTAR and Hawaiian Cement partnerships were transferred to Rosebud in connection with the Plan of Reorganization. The positive net income for the current period was partly offset by higher interest expense primarily related to the Senior Notes.

	In future years, first quarter results are expected to reflect losses (which may be significant), due to the impact of the winter months on construction activity, particularly at the Company's northern operations, production curtailments at plants to perform annual maintenance, and higher costs associated with the annual maintenance. Historically, for accounting purposes planned capacity variances during a fiscal year were deferred in the first quarter and recognized during the last nine months. These deferred costs in 1994 totaling $8.4 million were written off as part of the revaluation of assets in accordance with fresh-start reporting. Beginning in 1995, due to a change in the Company's accounting policies, these costs will be expensed more quickly than in prior years and will primarily impact first quarter results of the year in which they occur.


Dividends and Stock Market Prices

	The Company's financing agreements contain certain restrictive convenants which, among other things, restrict the payment of cash dividends.

	The Common Stock, Warrants and Senior Notes are listed on the New York Stock Exchange ("NYSE") and began trading May 3, 1994 (Prior to this the old common stock and preferred stock traded on the NYSE). The following table sets forth the high and low sales prices for the Common Stock and Warrants in composite transactions as reported on the NYSE.


                         					  	   Common Stock (1)      Warrants
                                      High     Low      High     Low
1994
Second Quarter (commencing
  May 3, 1994)...................... $16      $14 1/4   $7 5/8  $6
Third Quarter.......................  18 1/8   14 7/8    7 3/4   6 1/8
Fourth Quarter......................  19 3/4   15        8 1/4   6 1/8
1995
First Quarter (through
  February 28, 1995)................  20 3/4   17 1/4    7 1/4   6

(1) Prior to April 15, 1994, the Company's old common stock was traded on the NYSE. Pursuant to the Plan of Reorganization, this common stock was canceled. From April 15, 1994 through May 2, 1994, the
Common Stock and Warrants traded on the NYSE on a "when issued" basis.

	On February 28, 1995, the reported sale price of the Common Stock and Warrants was $19 7/8 per share and $6 3/4 per warrant, respectively. As of February 28, 1995, the Company had approximately 2,930 holders of record of Common Stock and 2,828 holders of record of the Warrants.


Capital Expenditures

	Capital expenditures of $16.5 million for the nine months ended December 31, 1994 were primarily for major repairs, replacements and improvements at existing facilities, such as kiln precipitator upgrades performed at the Greencastle, Indiana and Oglesby, Illinois cement plants. Capital expenditures also included a $3.6 million investment in the new slag cement operation at New Orleans during the nine-month period ended December 31, 1994. The new operation will begin shipping product in the first quarter of 1995.

	In an effort to increase production, improve operating efficiencies and reduce costs, the Company expects to make capital investments of approximately $40.0 million in 1995. The Company intends to make various improvements at its Maryneal, Texas cement plant at an expected cost of approximately $5.6 million and also intends to exercise its option to purchase the fleet of barges used by the New York Trap Rock aggregates operation at a cost of approximately $5.1 million. Expected expenditures for 1995 also include an expansion of the St. Louis, Missouri cement terminal and part of the cost of constructing a modern clinker storage facility at the Cape Girardeau plant which is expected to be completed in 1996. The Company expects to fund its 1995 capital expenditures from cash on hand in addition to cash generated from operations. In addition to the planned $40.0 million of capital expenditures, the Company is reviewing a proposed $20.0 million expansion and modernization project at the West Nyack, New York construction aggregates operation.


Three Months Ended March 31, 1994

Net Sales

	Consolidated net sales of $33.7 million were $1.2 million higher for the three months ended March 31, 1994 than the comparable prior year period reflecting higher shipments of cement and ready-mixed concrete, partially offset by lower sales of construction aggregates. Cement sales of $24.6 million were $2.4 million greater than the comparable prior year period reflecting increased domestic cement shipments particularly from the Cape Girardeau, Missouri cement plant due to stronger demand and higher average net realized cement selling prices at all locations. The favorable sales volume was partly offset by lower cement sales from the Nazareth, Pennsylvania cement plant (subsequently transferred to Rosebud) as shipments were adversely effected by severe winter weather conditions in the Northeast.

	Sales of construction aggregates of $2.8 million for the three months ended March 31, 1994 were $2.2 million below the comparable prior year period. The reduction in shipments of construction aggregates reflects a slow start in construction activity caused by the prolonged and adverse winter weather conditions experienced in the Northeast in 1994. These adverse conditions extended into the month of March, which delayed the opening of customer asphalt and ready-mix concrete plants. Also contributing to the lower aggregate shipments was the shortage of available commercial freighters to transport construction aggregates from the Company's Canadian operation to the Caribbean market.

	Ready-mixed concrete and concrete products sales were $6.1 million for the three months ended March 31, 1994, which were $1.1 million above the comparable prior-year period reflecting higher shipments of ready-mixed concrete, concrete block, and building materials due to increased business activity and higher average net realized selling prices.

	The Company's operations are seasonal and, consequently, the interim results are not necessarily indicative of the results to be expected for the full year.

	Pre-tax income from joint ventures of $0.4 million for the first quarter of 1994 was $1.2 million below the comparable prior-year period due to the sale of the Company's Brazilian joint in September 1993 which contributed pre-tax joint venture earnings of $3.5 million in the first quarter of 1993. Results from the RMC LONESTAR partnership increased $2.7 million from the comparable prior-year period due to higher shipments, the result of increased construction activity, favorable weather conditions, and lower per unit production costs associated with increased production volumes. Results from the Hawaiian Cement partnership decreased $0.4 million from the first quarter of 1993 reflecting lower shipments of cement, construction aggregates, and ready-mixed concrete as a result of a slowdown in the construction industry in Hawaii. Pre-tax income from the Kosmos
Cement Company joint venture approximated the comparable prior year period's results.

	Included in income in the first quarter of 1994 is an insurance settlement of $6.5 million from the Company's primary carrier regarding indemnification pursuant to the railroad crosstie litigation, the right of recovery to which litigation was subsequently transferred to Rosebud. The settlement was offset against a bankruptcy claim of that carrier.

	Cost of sales of $29.7 million for the first quarter of 1994 was $1.2 million higher than the comparable prior-year period primarily due to higher cement and ready-mixed concrete costs reflecting higher shipments. This was partly offset by lower sales of construction aggregates and the delayed startup of production at the domestic construction aggregates plants.

	Selling, general and administrative expenses for the three months ended March 31, 1994 of $9.8 million were $0.4 million lower than the comparable prior year period.

	Reorganization items, related to the bankruptcy, of $147.3 million during the first quarter of 1994 were $144.7 million higher than the comparable prior-year period primarily reflecting adjustments to fair value of fixed assets in connection with the adoption of fresh-start reporting, and higher professional fee expenses and higher administrative costs associated with the emergence from bankruptcy pursuant to the Plan of Reorganization.

	Income tax expense of $0.2 million for the first quarter of 1994 was $1.7 million lower than the comparable prior-year period reflecting lower foreign taxes due to the sale of the Brazilian operation in September 1993.

	The results of the first quarter of 1994 include an extraordinary gain of $127.5 million related to the discharge of prepetition liabilities in accordance with the Plan of Reorganization.

	In the first quarter of 1993, the Company's partner in the Kosmos Cement Company partnership, which owns a 75% interest in the partnership (the Company owns the remaining 25% interest), adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). As a result, the Company recognized a charge of $0.8 million representing its share of the partnership's cumulative effect of the change in accounting principle. There were no changes in accounting principles during the first quarter of 1994.

	The net loss of $23.1 million for the first quarter of 1994 is $8.9 million greater than the comparable prior year period. Included in the first quarter 1994 results are reorganization expenses of $147.3 million relating to adjustments of assets and liabilities to their respective fair values, and increased professional fees and administrative costs associated with the Company's reorganization. These reorganization expenses are partly offset by an extraordinary gain of $127.5 million due to the discharge of pre-petition liabilities and a $6.5 million insurance recovery relating to indemnification pursuant to the railroad crosstie litigation. The first quarter of 1993 results reflect pre-tax joint venture income of $3.5 million provided by the Brazilian subsidiary, which was sold in September 1993, and a charge for the cumulative effect of a change in accounting principle of $0.8 million. Excluding the pre-tax earnings from the Brazilian joint venture and the insurance recovery, pre-tax operating results for the first quarter of 1994 were $2.9 million better than the same prior-year period. This increase reflects higher results from the cement and ready-mixed operations and domestic joint ventures on higher shipments due to increased business activity and lower selling, general and administrative expenses. The increase was partly offset by decreased results from construction aggregates primarily reflecting lower shipments as a result of severe winter weather conditions.




Comparison of Fiscal Year 1993 With Fiscal Year 1992


Net Sales

	Consolidated net sales of $240.1 million were $10.0 million higher in 1993 than 1992. Cement sales of $158.7 million were $11.6 million greater in 1993 than 1992 reflecting increased domestic cement shipments particularly from the Cape Girardeau, Missouri cement plant due to stronger demand and higher average net realized cement selling prices at all locations. The favorable sales volume was partly offset by lower cement sales from the Greencastle, Indiana cement plant as shipments were adversely effected by production interruptions. Excluding the operations classified as assets held for sale, domestic cement shipments increased in 1993 as compared to 1992 by 2% and average unit net realized cement selling prices increased by 7%.

	Sales of construction aggregates of $48.2 million in 1993 approximated that of the prior year. In March 1993 the Company sold a small construction aggregates operation in Mississippi. Excluding the shipments from the Mississippi operation sold in 1993, construction aggregates shipments increased 3% over 1992. Higher shipments of lower-priced products into the New York Metropolitan area were offset by the effects of a teamsters strike in New York City and an operating engineers strike on Long Island, New York during summer 1993 which resulted in the reduction of orders from our customers in the ready-mixed concrete and asphalt businesses. In 1993, shipments from the operation in Illinois were also below the prior year due to delays in obtaining operating permits and production start-up problems encountered when the plant was moved to a new quarry location.

	Ready-mixed concrete and concrete products sales were $29.5 million in 1993, which were $1.3 million below 1992 reflecting lower shipments of ready-mixed concrete and concrete block from the Illinois operations due to heavy rains during the summer months and strikes affecting two major customers in the Decatur, Illinois area. The decrease in sales at the Illinois operations was partly offset by increased sales from the Tennessee operations reflecting higher shipments of ready-mixed concrete and higher average selling prices due to increased residential construction activity. In 1993 ready-mixed concrete shipments decreased 4% and average selling prices increased approximately 1% over 1992.

	Sales from other operations, primarily building materials, were $3.6 million in 1993, which were $0.4 million below 1992 primarily due to slow construction activity in Illinois due to poor weather and strikes affecting certain customers.


Gross Profits

	Cement gross profits increased by $6.1 million to $26.8 million in 1993 on higher shipments and higher average net realized cement selling prices. Also contributing to the favorable cement gross profits were favorable production costs at the Cape Girardeau, Missouri cement plant due to extensive maintenance and repairs performed in 1992, increased revenues from burning waste fuels and lower coal costs. The positive results were partly offset by higher production costs and lower production volume at other locations primarily due to increased kiln down-time for repairs and higher repair and maintenance expenses in 1993. In addition, gross profits were negatively affected by a lower rate of production at the Greencastle, Indiana cement plant due to the installation of a new clinker cooler in April 1993, and the temporary suspension of the use of waste fuels in late September 1993 pending analysis of the administrative enforcement action commenced by the Environmental Protection Agency. The suspension of the use of waste fuel resulted in decreased revenues and higher coal costs which unfavorably affected gross profits at the Greencastle plant. Lone Star resumed burning waste fuel, on a limited basis, in January 1994. Lone Star will continue to burn hazardous waste fuel at its Greencastle plant on a limited basis unless and until necessary upgrades are implemented to allow that plant to operate at desirable production levels while complying with an EPA air emission standard as a consequence of a recent Court of Appeals decision.

	Construction aggregates gross profits decreased $0.9 million to a loss of $2.2 million in 1993 reflecting the continued severe effects of depressed construction activity in the Northeast. Lower results from the New York operations reflected higher costs resulting from changes in New York State Department of Transportation specifications for stone used in state road-paving projects. To comply with the needs of its customers to meet the new specifications the Company is blending stone from its Canadian operation with the stone of one of its New York operations. Also contributing to the decrease in the gross profits were lower results from the Canadian operation reflecting increased shipments of low margin products and lower results from the Illinois operation due to lower sales and production volumes, and higher costs as a result of delays in obtaining operating permits after moving the plant to a new quarry location.

	Gross profits from ready-mixed concrete and concrete products decreased $0.7 million to $2.9 million in 1993 reflecting the lower sales of ready-mixed concrete and concrete block in Illinois resulting primarily from the heavy summer rains and strikes affecting two major customers partly offset by favorable gross profits from the Tennessee operations on higher shipments and increased gross margins resulting from favorable selling prices.

	Other operations gross profits, primarily from building materials, of $0.4 million decreased $0.3 million primarily due to lower sales resulting from poor weather and strikes affecting customers in Decatur, Illinois.


Joint Ventures

	Pre-tax income from joint ventures of $20.4 million in 1993 decreased $17.4 million from 1992 principally due to the sale of the Company's Argentine investment in August 1992, and its Brazilian investment in September 1993. The decrease in pre-tax joint venture income also reflects reduced earnings at Hawaiian Cement attributable to lower shipments of cement, construction aggregates and ready-mixed concrete partly offset by higher average net realized selling prices for cement and ready-mixed concrete. The decrease in pre-tax earnings from joint ventures was partly offset by higher income from RMC LONESTAR and Kosmos Cement Company.


Other Income

	Other income decreased $2.6 million to $11.2 million in 1993 primarily due to interest earned on a prior year income tax refund which was received in 1992 and lower foreign exchange gains, partly offset by increased interest income on notes receivable.


Litigation Settlement

	In February 1994 the Company settled the remaining aspects of shareholder litigation which had been pending in the Federal Courts by allowing claims in its Chapter 11 proceedings in the amount of $2.5 million. The litigation settlement expense of $66.6 million in 1992 represents the Company's settlement of the crosstie litigation.


Selling, General and Administrative Expenses

	Selling, general and administrative expenses of $41.3 were $0.5 million higher than the prior year due primarily to increased postretirement benefits expense.


Interest Expense

	Interest expense of $1.6 million in 1993 decreased $0.6 million from 1992. Capitalized interest was $0.2 million in 1993 and 1992. Total interest incurred, most of which was not paid, was $1.8 million. The Company stopped accruing interest on all unsecured prepetition debt obligations as of December 10, 1990, due to the Company's filing for reorganization under Chapter 11. Interest on certain obligations, primarily the production payment, continued to accrue, but remained unpaid pending the plan of reorganization becoming effective or upon specific order of the bankruptcy court. Total contractual interest for 1993 would have been $31.2 million. Contractual interest includes interest accrued for the period, plus the contractual interest on other outstanding secured debt and on letters of credit which specifically provide for interest.


Reorganization Items

	Reorganization items, related to the Chapter 11 proceedings, include a pre-tax loss of $37.3 million related to the sale of the Company's Brazilian investment in 1993 and a pre-tax gain of $15.5 million in 1992 which resulted from the sale of the Company's Argentine subsidiary. Other reorganization items, related to the Chapter 11 proceedings, of $10.5 million of expense in 1993 were $6.4 million higher than in 1992 due to increased professional fee and administrative expenses in 1993, partly offset by higher interest income earned on higher investment balances.


Income Taxes

	The income tax benefit of $6.4 million in 1993 was $20.8 million favorable as compared to the income tax expense of $14.5 million in 1992. The improvement is due to lower local taxes related to the Brazilian and Argentine operations and the tax benefit related to the loss on the sale of the Brazilian operation in 1993.

	The 1992 income tax expense primarily reflects local and state taxes related to the Company's foreign joint ventures. The Company currently has deferred tax assets in excess of deferred tax liabilities. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), a valuation reserve is required for these net tax assets and, as a result, tax benefit can no longer be given to current domestic losses.


Cumulative Effect of Changes in Accounting Principles

	In 1993, the Kosmos Cement Company joint venture adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). As a result, the Company recognized a charge of $0.8 million representing its share of the cumulative effect of the partnership's change in accounting principle. The Company's share of the cumulative effect is included in the results for 1993. In 1992 the Company adopted SFAS No. 106 and as a result the Company recognized a pre-tax charge from the cumulative effect of a change in accounting principle of $144.7 million and also recognized $14.2 million of tax benefits for a net after-tax charge of $130.5 million. The charge resulting from the adoption of SFAS No. 106 did not reflect the results of any negotiations with representatives of the retired salaried and hourly employees in connection with proposed modifications of their benefits (See Note 32). The prior-year's quarterly results have been restated to reflect the adoption of SFAS No. 106 effective January 1, 1992.

	Also in 1992 the Company and its Brazilian joint venture adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As a result the Company recognized income of $11.6 million due to the cumulative effect of the change in accounting principle (See Notes 33).

	The loss per share from the cumulative effect of changes in accounting principles was $0.05 in 1993 and $7.15 in 1992.


Net Loss

	The net loss of $36.0 million in 1993 was $128.3 million lower than 1992. Included in the net losses for 1993 and 1992 were net charges of $0.8 million and $118.9 million, respectively, related to the cumulative effect of changes in accounting principles. The 1993 pre-tax loss of $41.6 million was $10.7 million greater than 1992 reflecting the net effect of the loss on the sale of the Company's Brazilian investment in 1993, higher other reorganization expenses in 1993 and the gain on the sale of the Company's Argentine subsidiary in 1992. Also contributing to the higher pre-tax loss in 1993 was decreased joint venture income partly offset by the provision for settlement of crosstie litigation recorded in 1992 and increased results from domestic operations in 1993. The improved results from domestic operations are primarily due to higher cement results reflecting increased shipments and higher average net realized cement selling prices partly offset by lower results from the construction aggregates and ready-mixed concrete operations. The lower construction aggregates results were attributable to the continued depressed level of construction activity in the Northeast, and the lower results from ready-mixed concrete operations reflect lower shipments and margins at the Illinois operations.

	The tax benefit in 1993 reflects the benefit realized on the loss of the sale of the Brazilian investment in 1993 partly offset by foreign local taxes related to the Brazilian investment.

	The net loss per common share was $2.47 per share in 1993 as compared to $10.18 per share in 1992. The net loss per share included a $0.05 loss per share in 1993 and a $7.15 loss per share in 1992 related to the cumulative effect of changes in accounting principles.

	The net loss per common share is based on the net loss after deducting provisions for preferred dividends of $5.1 million in both 1993 and 1992. Due to the Company's filing for reorganization under Chapter 11, the Company stopped accruing preferred dividends as of the last payment date, September 15, 1990. Although preferred dividends in 1993 and 1992 were not paid, both preferred issues were cumulative and the full year's dividend amount were used in computing net income per common share.


Capital Expenditures

	Capital expenditures of $19.0 million in 1993 and $22.1 million in 1992 were primarily for major repairs, replacements and upgrading of existing facilities including a new facility in 1992 used to process alternative fuels.



















	LONE STAR INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND
	FINANCIAL STATEMENT SCHEDULE
                                                                 Page
Report of Independent Accountants                                43
Report of Other Independent Accountants                          45

Consolidated Financial Statements:
	Statements of Operations for the Nine Months Ended
       December 31, 1994, the Three Months Ended March 31,
       1994, and the Years Ended December 31, 1993 and 1992      46
	Balance Sheets - December 31, 1994, March 31, 1994
       and December 31, 1993                                     47
	Statements of Changes in Common Shareholders' Equity
       for the Nine Months Ended December 31, 1994, the
       Three Months Ended March 31, 1994 and the Years
       Ended December 31, 1993 and 1992                          48
	Statements of Cash Flows for the Nine Months Ended
       December 31, 1994, the Three Months Ended March 31,
       1994 and the Years Ended December 31, 1993 and 1992	      49
	Notes to Financial Statements                                   50

Schedule:
	II Valuation and Qualifying Accounts                           95

Consent of Independent Accountants                              96
Consent of Other Independent Accountants                        97

The foregoing supporting schedules should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Form 10-K.

The presentation of individual condensed financial information of the registrant is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1994.

Separate financial statements for the Company's fifty percent or less owned companies or joint ventures are omitted because such subsidiaries individually do not constitute a significant subsidiary at December 31, 1994.

Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.


ITEM 8.  	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	(Continued on the Following Page)


















Report of Independent Accountants




To the Board of Directors and Shareholders
Lone Star Industries, Inc.

	We have audited the consolidated balance sheets of Lone Star Industries, Inc. and Consolidated Subsidiaries ("the Company") as of December 31, 1994, March 31, 1994 and December 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1994 (post-confirmation), the three months ended March 31, 1994, and each of the two years in the period ended December 31, 1993 (pre-confirmation). We have also audited the Financial Statement Schedule II included in this annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the combined financial statements or the financial statement schedule information of the foreign operations of the Company (which, as discussed in Note 13, were substantially sold in 1993), which financial statements represent total revenues of 10% of the consolidated revenues for 1992. These statements were audited by other auditors, whose report, which has been furnished to us, includes an explanatory paragraph regarding the change, as discussed in Note 33 herein, in accounting for income taxes by the Company's foreign operations, and in our opinion, insofar as it relates to the amounts included for the foreign operations, is based solely on the report of the other auditors.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1994, March 31, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 1994, the three months ended March 31, 1994 and each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
In addition, in our opinion, based upon our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

	As discussed in Note 2, effective April 14, 1994, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the Southern District of New York and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

	As discussed in Notes 32 and 33 to the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits and income taxes in 1992.







Coopers & Lybrand L.L.P.
Stamford, Connecticut
February 10, 1995









Report of Other Independent Accountants



To the Board of Directors of
Lone Star Industries, Inc.

In our opinion, the combined statements of income and equity and of cash flows and supporting Schedule II to the Form 10-K (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Lone Star Industries, Inc. International Division for the year ended December 31, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Lone Star Industries, Inc. International Division for any periods subsequent to December 31, 1992.

As discussed in Note 33 to the financial statements, the Company changed its method of accounting for income taxes in 1992.




PRICE WATERHOUSE LLP

Stamford, Connecticut
February 4, 1993





















CONSOLIDATED STATEMENTS OF OPERATIONS		       Lone Star Industries, Inc.


                              Successor
                               Company          Predecessor Company

                               For the   |  For the     For the     For the
                             Nine Months |Three Months   Year        Year
                                Ended    |   Ended       Ended       Ended
(In thousands except         December 31,| March 31, December 31, December 31,
 per share amounts)              1994    |   1994        1993          1992
                                         |
Revenues:                                |
 Net sales...................   $261,645 |  $ 33,709    $240,071     $230,098
 Joint venture income........      4,424 |       381      20,440       37,831
 Other income, net...........      3,820 |     2,691      11,238       13,824
                                 269,889 |    36,781     271,749      281,753
                                         |
Deductions from revenues:                |
 Cost of sales...............    177,005 |    29,694     193,884      188,440
 Provision for (recovery of)             |
  litigation settlements.....        -   |    (6,500)      2,500       66,584
 Selling, general and                    |
  administrative expenses....     23,749 |     9,836      41,278       40,817
 Depreciation and depletion..     17,190 |     6,688      26,254       26,131
 Interest expense (contractual           |
  interest of $7,631 in the              |
  first quarter of 1994,                 |
  $31,227 in 1993 and $31,914            |
  in 1992)...................      6,812 |       233       1,637        2,210
                                 224,756 |    39,951     265,553      324,182
                                         |
Income (loss) before                     |
 reorganization items and                |
 income taxes................     45,133 |    (3,170)      6,196      (42,429)
Reorganization items:                    |
 Adjustments to fair value...        -   |  (133,917)        -            -
 (Loss) gain on sale of                  |
  assets.....................        -   |       -       (37,335)      15,525
 Other.......................        -   |   (13,396)    (10,470)      (4,046)
Total reorganization items...        -   |  (147,313)    (47,805)      11,479
                                         |
Income (loss) before income              |
 taxes, cumulative effect of             |
 changes in accounting principles        |
 and extraordinary item......     45,133 |  (150,483)    (41,609)     (30,950)
 Credit (provision) for                  |
  income taxes...............    (15,800)|      (155)      6,351      (14,478)
                                         |
Income (loss) before                     |
 cumulative effect of changes            |
 in accounting principles and            |
 extraordinary item..........     29,333 |  (150,638)    (35,258)     (45,428)
                                         |
Cumulative effect of changes             |
 in  accounting principles:              |
 Postretirement benefits other           |
  than pensions..............        -   |       -          (782)    (130,510)
 Income taxes................        -   |       -           -         11,596
Extraordinary item: gain on              |
 discharge of prepetition                |
 liabilities.................        -   |   127,520         -            -
                                         |
Income (loss) before preferred           |
 dividends...................     29,333 |   (23,118)    (36,040)    (164,342)
 Provisions for preferred                |
  dividends..................        -   |    (1,278)     (5,112)      (5,113)
                                         |
Net income (loss) applicable             |
 to common stock.............   $ 29,333 |  ($24,396)   ($41,152)   ($169,455)
Weighted average common stock            |
 shares outstanding..........     12,000 |     n/m (a)    16,644       16,641
                                         |
                                         |
Primary and fully diluted income         |
 (loss) per common share:                |
 Income (loss) before cumulative         |
  effect of changes in                   |
  accounting principles......      $2.22 |     n/m (a)    ($2.42)      ($3.03)
 Cumulative effect of changes            |
  in accounting principles...        -   |     n/m (a)     (0.05)       (7.15)
 Net income (loss)...........      $2.22 |     n/m (a)    ($2.47)     ($10.18)


(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.




CONSOLIDATED BALANCE SHEETS                         Lone Star Industries, Inc.

                                                                  Predecessor
                                         Successor Company          Company

                                      December 31,    March 31, | December 31,
                                         1994            1994   |     1993
                                                                |
Assets                                                          |
Current Assets                                                  |
Cash, including cash equivalents of                             |
 $54,782, $3,498, and $243,220......... $ 55,398     $ 12,147   |    $244,397
Accounts and notes receivable, net.....   32,480       29,711   |      49,022
Inventories............................   45,529       44,794   |      38,426
Current assets of assets held for sale.     -            -      |      20,634
Other current assets...................    3,243       15,127   |       2,733
    Total current assets...............  136,650      101,779   |     355,212
                                                                |
Net assets of liquidating subsidiary                            |
 (Note 5)..............................   87,000      112,000   |        -
Assets held for sale...................     -            -      |      65,663
Joint ventures.........................   18,174       17,500   |      88,574
Property, plant and equipment, net.....  309,952      332,263   |     398,085
Reorganization value in excess of amounts                       |
 allocable to identifiable assets......     -          14,372   |        -
Cost in excess of net assets of                                 |
 businesses acquired, net..............     -            -      |       9,273
Other assets and deferred charges......    1,544        1,497   |       8,078
    Total assets....................... $553,320     $579,411   |    $924,885
                                                                |
                                                                |
Liabilities and Shareholders' Equity                            |
Current Liabilities                                             |
Accounts payable....................... $ 14,272     $ 15,927   |    $ 16,079
Accrued liabilities....................   47,337       68,718   |      60,353
Other current liabilities..............    3,650        2,994   |       3,227
    Total current liabilities..........   65,259       87,639   |      79,659
                                                                |
Asset proceeds notes of liquidating                             |
 subsidiary (Notes 5 and 19)...........   87,000      112,000   |        -
Senior notes payable...................   78,000       78,000   |        -
Production payment.....................   16,966       18,463   |        -
Deferred income taxes..................    6,688        5,000   |       3,356
Postretirement benefits other than                              |
 pensions..............................  129,634      125,260   |     141,950
Pensions...............................   14,345       22,351   |        -
Other liabilities......................   32,965       37,385   |      21,886
                                                                |
Liabilities subject to Chapter 11                               |
 proceedings...........................     -            -      |     627,938
                                                                |
Contingencies (Notes 34 and 35)                                 |
                                                                |
                                         430,857      486,098   |     874,789
                                                                |
Redeemable preferred stock.............     -            -      |      37,500
Non-redeemable preferred stock (involuntary                     |
 liquidating value, 1993 - $1,102).....     -            -      |         248
Common stock, $1 par value.                                     |
 Authorized: 25,000,000 shares.                                 |
 Shares issued: 1994 - 12,000,016;                              |
 1993 - 18,102,723. ...................   12,000       12,000   |      18,103
Warrants to purchase common stock......   15,613       15,613   |        -
Additional paid-in capital.............   65,700       65,700   |     239,870
Retained earnings (accumulated deficit)   29,333         -      |    (187,896)
Cumulative translation adjustment......     (183)        -      |        -
Pension liability adjustment...........     -            -      |     (21,157)
Treasury stock, at cost................     -            -      |     (36,572)
                                         122,463       93,313   |      50,096
                                                                |
   Total liabilities and shareholders'                          |
     equity............................ $553,320     $579,411   |    $924,885
                                                                |

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.




CONSOLIDATED STATEMENTS OF CHANGES                  Lone Star Industries, Inc.
IN COMMON SHAREHOLDERS' EQUITY


                              Successor
                               Company          Predecessor Company

                               For the   |  For the     For the     For the
                             Nine Months |Three Months   Year        Year
                                Ended    |   Ended       Ended       Ended
                             December 31,| March 31, December 31, December 31,
(In thousands)                   1994    |   1994        1993        1992
                                         |
Common Stock                             |
Balance at beginning of                  |
  period.....................   $ 12,000 |  $ 18,103    $ 18,102     $ 18,101
 Conversions of $4.50 non-               |
  redeemable preferred stock.       -    |         1           1            1
 Cancellation of predecessor             |
  company stock pursuant to              |
  the plan of reorganization.       -    |   (18,104)       -            -
 Issuance of successor company           |
  stock pursuant to the plan             |
  of reorganization..........       -    |    12,000        -            -
Balance at end of period.....     12,000 |    12,000      18,103       18,102
Warrants To Purchase Common Stock        |
Balance at beginning of                  |
  period.....................     15,613 |      -           -            -
 Issuance pursuant to the                |
  plan of reorganization.....       -    |    15,613        -            -
Balance at end of period.....     15,613 |    15,613        -            -
Additional Paid-In Capital               |
Balance at beginning of                  |
  period.....................     65,700 |   239,870     239,867      240,329
 Conversion of $4.50 non-                |
  redeemable preferred stock.       -    |         3           3            3
 Excess of cost over market              |
  value of treasury stock                |
  issued to employee stock               |
  purchase plan..............       -    |      -           -            (465)
 Elimination of predecessor              |
  company additional paid-in-            |
  capital pursuant to the                |
  plan of reorganization.....       -    |  (239,873)       -            -
 Additional paid-in-capital              |
  of the successor company               |
  pursuant to the plan of                |
  reorganization.............       -    |    65,700        -            -
Balance at end of period.....     65,700 |    65,700     239,870      239,867
Retained Earnings (Accumulated Deficit)  |
Balance at beginning of                  |
  period.....................       -    |  (187,896)   (151,856)      12,486
 Net income (loss)...........     29,333 |   (23,118)    (36,040)    (164,342)
 Elimination of accumulated              |
  deficit pursuant to the                |
  plan of reorganization.....       -    |   211,014        -            -
Balance at end of period.....     29,333 |      -       (187,896)    (151,856)
Cumulative Translation Adjustment        |
Balance at beginning of                  |
  period.....................       -    |      -           -            -
 Translation adjustments.....       (183)|      -           -            -
Balance at end of period.....       (183)|      -           -            -
Pension Liability Adjustment             |
Balance at beginning of                  |
  period.....................       -    |   (21,157)     (9,843)      (7,625)
 Excess of additional pension            |
  liability over unrecognized            |
  prior service cost.........       -    |      -        (11,314)      (2,218)
 Revaluation in accordance               |
  with fresh-start reporting.       -    |    21,157        -            -
Balance at end of period.....       -    |      -        (21,157)      (9,843)
Treasury Stock                           |
Balance at beginning of                  |
  period.....................       -    |   (36,572)    (36,572)     (37,129)
 Shares issued to employee               |
  stock purchase plan........       -    |      -           -             557
 Cancellation pursuant to the            |
  plan of reorganization.....       -    |    36,572        -            -
Balance at end of period.....       -    |      -        (36,572)     (36,572)
                                         |
Total common shareholders'               |
  equity, end of period......   $122,463 |  $ 93,313    $ 12,348     $ 59,698
                                         |


The accompanying Notes to Financial Statements are an integral part of the Financial Statements.



























CONSOLIDATED STATEMENTS OF CASH FLOWS               Lone Star Industries, Inc.


                              Successor
                               Company          Predecessor Company

                               For the   |  For the     For the     For the
                             Nine Months |Three Months   Year        Year
                                Ended    |   Ended       Ended       Ended
                             December 31,| March 31, December 31, December 31,
(In thousands)                   1994    |   1994        1993        1992
                                         |
Cash Flows from Operating                |
  Activities:                            |
Income (loss) before cummulative         |
 effect of changes in                    |
 accounting principles and               |
 extraordinary item............ $ 29,333 | ($150,638)  ($ 35,258)   ($ 45,428)
Adjustments to arrive at net             |
 cash provided (used) by                 |
 operating activities:                   |
  Depreciation and depletion...   17,190 |     6,688      26,254       26,131
  Provision for (recovery of)            |
    litigation settlements.....     -    |    (6,500)      2,500       57,200
  Tax benefit realized from              |
    utilization of net operating         |
    loss carryforwards.........   13,646 |      -           -            -
  Deferred income taxes........    1,688 |       155     (10,546)       2,920
  Changes in operating assets            |
    and liabilities:                     |
   Accounts and notes                    |
    receivable.................   (5,307)|    22,157      (2,895)       3,382
   Inventories and other                 |
    current assets.............   (1,542)|   (17,189)        846        6,063
   Accounts payable and other            |
    accrued expenses...........    2,820 |    (1,808)     (2,198)     (13,295)
  Unremitted earnings of joint           |
    ventures...................     (674)|       619        (951)     (17,942)
  Loss (gain) on sale of joint           |
    venture interests..........     -    |      -         37,335      (15,525)
  Adjustments to fair value....     -    |   133,917        -            -
  Other reorganization items...     -    |    13,396      10,470        4,046
  Other, net...................  (11,764)|    (5,866)     11,398        9,738
Net cash provided (used) by              |
 operating activities before             |
 reorganization items..........   45,390 |    (5,069)     36,955       17,290
                                         |
Operating cash flows from                |
 reorganization items:                   |
  Interest received on cash              |
   accumulated because of                |
   Chapter 11 proceedings......     -    |     1,998       5,102        4,500
  Professional fees and                  |
   administrative expenses.....   (6,934)|    (5,849)    (10,459)      (5,910)
  Professional fees escrow               |
   pursuant to the                       |
   reorganization plan.........     -    |   (12,431)       -            -
Net cash used by reorganization          |
 items.........................   (6,934)|   (16,282)     (5,357)      (1,410)
                                         |
Net cash provided (used) by              |
 operating activities..........   38,456 |   (21,351)     31,598       15,880
                                         |
Cash Flows from Investing                |
  Activities:                            |
Capital expenditures...........  (16,480)|    (6,695)    (18,999)     (22,122)
Proceeds from sales of assets..   21,861 |      -           -            -
Proceeds from sales of assets            |
 held for sale.................     -    |     2,457       9,206        7,934
Proceeds from sales of assets            |
 due to Chapter 11 proceedings.     -    |      -         71,162       39,675
Sales of property, plant and             |
 equipment.....................     -    |      -            888        1,064
Collection of notes receivable.     -    |        93         908        4,418
Investment and advances to               |
 equity investees..............     -    |      -         (5,000)      (3,500)
Other, net.....................      414 |      (293)     (5,971)      (3,239)
Net cash provided (used) by              |
 investing activities..........    5,795 |    (4,438)     52,194       24,230
                                         |
Cash Flows from Financing                |
  Activities:                            |
Cash distribution pursuant to            |
 the reorganization plan.......     -    |  (200,451)       -            -
Transfer to liquidating                  |
 subsidiary....................     -    |    (5,010)       -            -
Reduction of production payment   (1,000)|    (1,000)     (8,000)      (8,000)
Net cash used by financing               |
 activities....................   (1,000)|  (206,461)     (8,000)      (8,000)
                                         |
Net increase (decrease) in cash          |
  and cash equivalents.........   43,251 |  (232,250)     75,792       32,110
Cash and cash equivalents,               |
 beginning of period...........   12,147 |   244,397     168,605      136,495
Cash and cash equivalents, end           |
 of period..................... $ 55,398 |  $ 12,147    $244,397     $168,605



The accompanying Notes to Financial Statements are an integral part of the Financial Statements.






  NOTES TO FINANCIAL STATEMENTS

1. Chapter 11 Proceedings

In order to achieve a long-term solution to its financial, litigation and business problems, on December 10, 1990 (the "petition date"), Lone Star Industries, Inc. together with certain of its subsidiaries (including two subsidiaries on December 21, 1990) ("filed companies"), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"), and operated their respective businesses as debtors-in-possession until April 14, 1994. On February 17, 1994, with the approval of all voting classes of creditors and equity holders, the Bankruptcy Court confirmed the Debtors Modified Amended Consolidated Plan of Reorganization dated November 4, 1993 (as further modified on February 17, 1994) (the "plan"). On April 14, 1994, (the "effective date") the plan became effective, and distributions to creditors and shareholders commenced. In accordance with the plan, certain core cement, ready-mixed concrete and construction aggregates operations constitute the reorganized Lone Star. Other non-core assets of the company and their associated liabilities including the Nazareth, Pennsylvania cement plant, the Santa Cruz, California cement plant and the company's interests in the RMC LONESTAR, Hawaiian Cement and Lone Star-Falcon joint ventures, certain surplus real estate and certain litigations have been transferred to Rosebud Holdings, Inc., a wholly-owned liquidating subsidiary and its subsidiaries (collectively "Rosebud") for disposition and distribution of the proceeds of such dispositions, for the benefit of unsecured creditors (See Note 5).

The plan provides for distributions on the effective date to claims which were allowed at that time, and for the establishment of a reserve for certain disputed, contingent, and unliquidated claims. On the effective date, the escrow agent administering the reserve received a distribution of cash and securities attributable to the reserved claims. As of the effective date, the total amount of allowed and reserved claims was $590,944,000, which the company expects to be reduced to approximately $584,016,000 when all claims are paid. In connection with the plan, holders of allowed and reserved secured claims, priority claims and convenience claims were paid $8,262,000 in cash. Holders of allowed and reserved unsecured claims, which the company estimates will be $575,754,000 when all claims are paid, were entitled to receive their pro rata share of (i) $192,189,000 in cash, (ii) $78,000,000 ten year 10% senior unsecured notes of the reorganized company, (the company's March 31, 1994 balance sheet includes accrued interest of $1,300,000 for the period from February 1, 1994 through March 31, 1994 per the terms of the senior unsecured notes indenture), (iii) $138,118,000 secured asset proceeds notes of Rosebud, to be paid out of the proceeds from the disposition of its assets (See Note 19) and (iv) 85.0% of the common stock of reorganized Lone Star. The aggregate recovery on unsecured claims will depend on the ultimate value of the common stock, the senior unsecured notes, and the secured asset proceeds notes (the value of the secured asset proceeds notes will reflect the sums realized from the disposition of assets and litigation recoveries of Rosebud).

Holders of the company's cumulative convertible preferred stock became entitled to receive a pro rata share of 10.5% of the common stock of reorganized Lone Star and 1,250,000 warrants to purchase common stock of the reorganized Lone Star. The holders of common stock of Lone Star became entitled to receive the balance of reorganized Lone Star's common equity and 2,753,333 warrants to purchase common stock in the reorganized Lone Star. The warrants are exercisable through December 31, 2000, and each warrant provides for the purchase of one share of the common stock of reorganized Lone Star at a price of $18.75 per share.

In addition, in accordance with the plan, as part of the agreement with the Pension Benefit Guaranty Corporation ("PBGC") the company granted the PBGC a mortgage on the Oglesby, Illinois plant, and a security interest in the company's 25% interest in the Kosmos Cement Company partnership, to secure certain contingent future pension obligations.




2. Basis of Presentation

As of the effective date of the plan, the sum of allowed claims plus post-petition liabilities of the company exceeded the value of its pre-confirmation assets. In addition, the company experienced a change in control as pre-reorganization equity holders received less than 50% of the reorganized Lone Star common stock issued pursuant to the plan. Therefore, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), the company adopted "fresh-start" reporting which assumes that a new reporting entity has been created and requires assets and liabilities be adjusted to their fair values as of the effective date.

Although the plan became effective on April 14, 1994, for accounting purposes the effective date of the plan is considered to be March 31, 1994, and accordingly, the company adopted fresh-start reporting as of March 31, 1994. Adjustments were recorded as of March 31, 1994 to reflect the effects of the consummation of the plan and to reflect the implementation of fresh-start reporting. The reorganization value of the company was determined using several factors and by reliance on various valuation methods, including discounted cash flows, price/earnings ratios and other applicable ratios. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the entity after the reorganization. Based on information from parties in interest and from Lone Star's financial advisors, the total reorganization value of the company was $579,411,000. The reorganization value was then allocated to the company's assets and liabilities in conformity with the Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16"), as specified by SOP No. 90-7. Income related to the settlement of liabilities subject to the company's Chapter 11 proceedings is included in the accompanying consolidated statement of operations as an extraordinary gain on discharge of prepetition liabilities. The gains or losses related to the adjustments of assets and liabilities to fair value are included in reorganization items in the accompanying consolidated statement of operations (See Note
29). The reorganization value in excess of amounts allocable to identifiable assets is the portion of the reorganization value of the company which was not attributed to specific assets of the company.

The company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of March 31, 1994. Accordingly, the company's consolidated financial statements for periods prior to March 31, 1994 are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization company. In addition, having operated for over three years in bankruptcy, results of operations prior to emergence from bankruptcy are not indicative of results of operations outside of Chapter 11 proceedings.

Under Chapter 11, the filed companies could not pay claims which arose prior to the filing of the petitions for relief under the federal bankruptcy laws outside of the plan of reorganization or without specific Bankruptcy Court authorization. These claims, which were satisfied pursuant to the plan of reorganization, are reflected in the December 31, 1993 consolidated balance sheet as liabilities subject to the Chapter 11 proceedings.


3. Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of Lone Star Industries, Inc. and all domestic and foreign subsidiaries. All intercompany transactions have been eliminated. Joint ventures are accounted for under the equity method. Certain prior period amounts have been reclassified to conform with current period presentation.

Cash and Cash Equivalents - Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method.

Property, Plant and Equipment - Property, plant and equipment are stated at fair market value as of March 31, 1994. Additions subsequent to March 31, 1994 are stated at cost. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to current earnings. Cost depletion is calculated using the units of production method. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets-The portion of the reorganization value of the company which was not attributed to specific tangible or identified intangible assets of the company is amortized using the straight-line method over a twenty-year period which approximates the useful life of the company's long-term assets. In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), reorganization value in excess of amounts allocable to identifiable assets is reduced by the income tax benefits realized from preconfirmation net operating loss carryforwards.

Cost in Excess of Net Assets of Businesses Acquired - The excess of the cost of purchased businesses over the fair value of net assets at dates of acquisition is amortized using the straight-line method over periods not to exceed forty years.

Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. Provision is made for appropriate taxes on the unremitted earnings of joint ventures and foreign subsidiaries which are not considered to be permanently reinvested or restricted. The company's equity income in corporate joint ventures is presented on a pre-tax basis. Joint venture taxes are combined with the company's tax provision. In accordance with AICPA SOP No. 90-7, income tax benefits realized from preconfirmation net operating loss carryforwards are used first to reduce reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

Pension Plans - The company and certain of its consolidated subsidiaries have a number of retirement plans which cover substantially all of its employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and average compensation for a specified period of time. Defined benefit plans for hourly paid employees, including those covered by multi-employer pension plans under collective bargaining agreements, generally provide benefits of stated amounts for specified periods of service. The company's policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employees Retirement Income Security Act of 1974 ("ERISA") and the provisions of the company's agreement with the Pension Benefit Guaranty Corporation. Assets of the plans are administered by an independent trustee and are invested principally in fixed income, equity securities and real estate.

Postretirement Benefits Other Than Pensions - The company provides retiree life insurance and health plan coverage to qualifying employees. The company accounts for these benefits on an accrual basis, under the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These plans are unfunded.

Income Per Common Share - Primary and fully diluted income per common share is based on the weighted average number of shares outstanding in each year and assumes that warrants to purchase common stock and dilutive stock options have been exercised at the beginning of each year or on the date of issuance. Due to the large number of outstanding common stock equivalents, primary and fully diluted earnings per share of the successor company are calculated using the modified treasury stock method. Primary and fully diluted earnings per share for the nine months ended December 31, 1994 were based on adjusted weighted average shares outstanding of 14,132,145 and adjusted net income of $31,426,717 and $31,341,307, respectively.

Environmental Matters - Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.


4. Pro Forma Information

The following pro forma condensed financial information of the company and its subsidiaries illustrates the estimated financial effects of the implementation of the plan (which resulted in the end of the company's 1989 restructuring program) and its adoption of fresh-start reporting. Pro forma statement of operations data for the three months ended March 31, 1994 have been presented as if the company had emerged from its Chapter 11 bankruptcy proceedings and adopted fresh-start reporting as of January 1, 1993. The pro forma data is unaudited.


        	Lone Star Industries, Inc.
         Pro Forma Consolidated Statement of Operations (Unaudited)
	        For the Three Months Ended March 31, 1994
	        (In Millions Except Per Share Amounts)


                                               Effect of Plan of
                                                Reorganization
                                                and Fresh-Start   Pro Forma
                                   Historical     Reporting        Results
Revenues:
Net sales.......................... $  33.7       $   11.6        $   45.3
Joint venture income...............     0.4           (0.3)            0.1
Other income.......................     2.7           (1.5)            1.2
                                       36.8            9.8            46.6

Deductions from revenues:
Cost of sales......................    29.7           17.7            47.4
Recovery of litigation settlement..    (6.5)            -             (6.5)
Selling, general and administrative     9.9           (1.6)            8.3
Depreciation and depletion.........     6.7           (0.6)            6.1
Interest expense...................     0.2            2.0             2.2
                                       40.0           17.5            57.5

Loss before reorganization items...    (3.2)          (7.7)          (10.9)
Reorganization items:
Adjustments to fair value..........  (133.9)         133.9              -
Other..............................   (13.4)          13.4              -
Total reorganization items.........  (147.3)         147.3              -

Loss before income taxes
 and extraordinary item............  (150.5)         139.6           (10.9)

Credit (provision) for income
 taxes.............................    (0.2)           4.0             3.8

Loss before extraordinary item.....  (150.7)         143.6            (7.1)

Extraordinary item: gain on
 discharge of prepetition
 liabilities.......................   127.5         (127.5)             -
Loss before provision for
 preferred dividends............... $ (23.2)      $   16.1         $  (7.1)


Primary and fully diluted
 loss per common share.............                                $ (0.59)
___________________________________________________________________________
The following pro forma condensed financial information for the year ended December 31, 1994 illustrates the estimated operating results as if the company had emerged from its Chapter 11 proceedings and adopted a fresh-start reporting as of January 1, 1993 by combining the pro forma results for the three months ended March 31, 1994 and the actual results for the nine months ended December 31, 1994.


Lone Star Industries, Inc.
Pro Forma Consolidated Statement of Operations (Unaudited)
For the Year Ended December 31, 1994
(In Millions Except Per Share Amounts)


                                   Pro Forma     Actual        Pro Forma
                                   Results for   Results for   Results
                                   the Three     the Nine      for the
                                   Months Ended  Months Ended  Year Ended
                                   March 31,     December 31,  December 31,
                                     1994           1994          1994
Revenues:
Net sales........................... $  45.3        $ 261.6        $ 306.9
Joint venture income................     0.1            4.5            4.6
Other income........................     1.2            3.8            5.0
                                        46.6          269.9          316.5

Deductions from revenues:
Cost of sales.......................    47.4          177.0          224.4
Recovery of litigation settlement...    (6.5)           -             (6.5)
Selling, general and administrative.     8.3           23.8           32.1
Depreciation and depletion..........     6.1           17.2           23.3
Interest expense....................     2.2            6.8            9.0
                                        57.5          224.8          282.3
Income (loss) before income taxes... $ (10.9)       $  45.1           34.2

Provision for income taxes..........                                 (12.0)
Net income..........................                               $  22.2

Primary income per common share.....                               $  1.76
Fully diluted income per common
 share..............................                               $  1.75


















The following pro forma condensed financial information of the company and its subsidiaries illustrates the estimated operating results as if the company had emerged from its Chapter 11 bankruptcy proceedings and adopted fresh-start reporting as of January 1, 1993.



Lone Star Industries, Inc.
Pro Forma Consolidated Statement of Operations (Unaudited)
For the Year Ended December 31, 1993
(In Millions Except Per Share Amounts)

                                                  Effect of Plan
                                                of Reorganization
                                                 and Fresh-Start  Pro Forma
                                       Historical    Reporting     Results

Revenues:
Net sales...........................   $    240.1    $    30.4   $   270.5
Joint venture income................         20.4        (17.0)        3.4
Other income........................         11.2         (7.4)        3.8
                                            271.7          6.0       277.7

Deductions from revenues:
Cost of sales.......................        193.9         24.9       218.8
Provision for litigation settlements          2.5           -          2.5
Selling, general and
 administrative.....................         41.3         (3.2)       38.1
Depreciation and depletion..........         26.3         (2.7)       23.6
Interest expense....................          1.6          7.8         9.4
                                            265.6         26.8       292.4

Income (loss) before
 reorganization items...............          6.1        (20.8)      (14.7)
Reorganization items:
Loss on sale of assets..............        (37.3)        37.3          -
Other...............................        (10.5)        10.5          -
Total reorganization items..........        (47.8)        47.8          -

Loss before income taxes and
 cumulative effect of change
 in accounting principles...........        (41.7)        27.0       (14.7)

Credit (provision) for income taxes.          6.4         (7.5)       (1.1)

Loss before cumulative effect
 of changes in accounting
 principles.........................   $    (35.3)   $    19.5   $   (15.8)

Primary and fully diluted loss
 per common share...................                             $   (1.32)









The above pro forma condensed financial information includes estimated adjustments for the following items:

As a result of the implementation of the plan of reorganization and adoption of fresh-start reporting the company's 1989 Restructuring Program ended effective March 31, 1994. Operating results of the cement plants at Pryor, Oklahoma and Maryneal, Texas, which were formerly included in assets held for sale are included in the pro forma consolidated operating results for the three months ended March 31, 1994 and the years ended December 31, 1994 and 1993.

The operating results of the assets and liabilities which were transferred to Rosebud for distribution for the benefit of creditors, have been eliminated from the pro forma statements of operations.

Cost of sales has been adjusted to reflect the write-up of inventory in accordance with fresh-start reporting.

In connection with the adjustment of the property, plant and equipment balances to reflect the values of the assets under fresh-start reporting, the pro forma consolidated operating results have been adjusted to include the change in depreciation expense related to the new values.

Interest expense related to long-term debt, including the senior notes of the reorganized company, has been included in the pro forma statements of operations.

Due to the elimination of common and preferred shareholders' equity of the predecessor company, and its replacement with common equity of the successor company, the provision for preferred dividends has been eliminated from the pro forma statements of operations.

Cost of sales for the three months ended March 31, 1994 has been adjusted to reflect the company's change in its method of accounting for inventory for interim reporting purposes and the expensing of deferred costs in accordance with the adoption of fresh-start reporting. In addition, cost of sales has been adjusted to reflect costs related to its construction aggregates barges which were deferred during the first quarter of 1994 and subsequently written-off in accordance with fresh-start reporting. Similar costs will be incurred and expensed in future years.

All Chapter 11 reorganization items included in the historical statements of operations have been eliminated from the pro forma statements of operations.

The extraordinary gain on discharge of pre-petition liabilities has been eliminated.

The pro forma statements of operations have been adjusted, in accordance with the requirements of fresh-start reporting, to reflect the reduction in expenses resulting from bankruptcy-related settlements, including settlements reached with the PBGC and retirees.







5. Rosebud Holdings, Inc. Liquidating Subsidiary

As part of the plan, the company transferred on April 14, 1994 certain non-core assets and their related liabilities to Rosebud. The assets transferred consisted of the company's interests in the RMC LONESTAR, Lone Star-Falcon and Hawaiian Cement partnerships, cement plants located in Santa Cruz, California, and Nazareth, Pennsylvania, certain promissory notes executed by RMC LONESTAR, certain surplus real estate, the company's interest in any recovery resulting from the litigation against Northeast Cement Company and its affiliates, Lafarge Corporation, and Lafarge Canada, Inc., certain other miscellaneous assets including a note receivable and certain litigation and insurance claims, and a $5,000,000 cash investment by the company to be used for working capital purposes. The company is under no obligation to fund additional Rosebud working capital requirements.

It was estimated by the company in connection with the plan, that disposition of the non-core assets would generate, over time, gross proceeds of approximately $113,000,000 to $170,000,000. Lone Star's investment in Rosebud is included in the company's December 31, 1994 consolidated balance sheet at $87,000,000, which is the present value, discounted at 14%, of estimated net proceeds to be generated by the sale of assets, the receipt of dividends, and cash on hand. The decrease of $25,000,000 from March 31, 1994 is primarily due to asset sales and the subsequent distribution of the net proceeds to asset proceeds note holders, partially offset by the greater value of the remaining assets reflecting the shorter time period used in determining the present value. The Rosebud investment amount does not include any amount for potential recovery from any litigation including the Northeast Cement Company litigation (See Note
35).

At the effective date of the plan, Rosebud issued secured asset proceeds notes in the aggregate principal amount of $138,118,000. The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets. The asset proceeds notes bear interest at a rate of 10% per annum payable in cash and/or additional asset proceeds notes, payable in semi-annual installments (the July 31, 1994 and January 31, 1995 interest payments were paid in cash). The asset proceeds notes are to be repaid as Rosebud's assets are disposed of and proceeds, if any, are received in connection with the litigation transferred to Rosebud. All net cash proceeds less a $5,000,000 cash reserve plus up to an additional $5,000,000 for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the note holders. The asset proceeds notes mature on July 31, 1997. These notes are guaranteed, in part, by Lone Star. In the event that, at the maturity date, the aggregate amount of all cash payments of principal and interest on the asset proceeds notes is less than $88,118,000, the guarantee is payable in either cash, five-year notes or a combination thereof, at the option of Lone Star, to cover the shortfall between the actual payments and $88,118,000 dollar for dollar plus interest; provided, however, that the amount paid pursuant to the guarantee cannot exceed $28,000,000. If amounts become due and payable under the company guarantee, such obligation and the notes which may be issued thereunder will rank pari passu with the senior notes. The company guarantee is secured by a pledge of the company's right, title and interest in and to all of the issued and outstanding common stock of Rosebud. To the extent that amounts received upon disposition of the Rosebud assets and the company guarantee are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid. In addition, the assumption by Rosebud of Lone Star's liabilities which arose from actions or circumstances that existed on or before April 14, 1994, may not be binding on third parties, to the extent that those liabilities result in payments to Lone Star aggregating in excess of $7,000,000. The asset proceeds notes, including accrued interest thereon, are recorded on the accompanying consolidated balance sheets at an amount equal to the estimated value of the assets to be utilized to liquidate these obligations.

In June 1994, Rosebud sold all of its interest in a cement plant located in Santa Cruz, California for $33,063,000. The net proceeds from the sale, after making provisions for an environmental reserve for landfill and other costs related to the transaction, were used to redeem a portion of the outstanding asset proceeds notes on a pro rata basis and to pay interest on the redeemed notes through the date of redemption. A total of $31,878,000 representing principal and accrued interest thereon was transferred to the collateral agent who made payments to note holders on August 19, 1994. In July 1994, Rosebud made a $5,755,000 cash interest payment related to the asset proceeds notes.

In May, July and December 1994, Rosebud sold surplus property in Virginia, Massachusetts and Louisiana for net cash proceeds of $695,000 which was retained by Rosebud for working capital needs.

In July 1994, Rosebud reached final agreements with substantially all the insurance carriers involved in litigation, related to indemnity in the railroad crosstie litigation cases (See Note 35). During the third quarter 1994, Rosebud received $5,300,000 from the insurance carriers involved in the settlements, the net cash proceeds of which were retained for working capital needs.

In October 1994, Rosebud granted an option to acquire the stock of the company holding the 50% interest in the RMC LONESTAR partnership to an affiliate of the joint venture partner. The purchase option is exercisable through April 30, 1995.

In November 1994, the jury in the retrial of the railroad crosstie litigation returned a verdict entitling the company to a recovery from Lafarge on its claim of breach of express warranty and awarded the company $8,391,483, which award could have been subject to adjustment as a result of the application of prejudgment interest and a statute of limitation claims. In December 1994, the court entered a partial judgment in favor of the company in the amount of $9,308,058, which amount included prejudgment interest but was not reduced by the statute of limitations claim. Interest will continue to accrue on the judgment until it is paid. The company's pending claim under a Massachusetts statute governing unfair trade practices is expected to be considered by the trial court judge in the first quarter of 1995. The rights to any recovery of damages in this action have been assigned to Rosebud. (See Note 35).

In December 1994, Rosebud sold its Nazareth, Pennsylvania cement plant for $22,134,000. Net proceeds of approximately $17,600,000 were transferred to the collateral agent to be used to redeem a portion of the asset proceeds notes. The remainder of the proceeds were set aside to cover future expenses and liabilities related to the plant.

In December 1994, Rosebud received $300,000 representing a payment received from Arthur Riedel, two parcels of property securing a new note, and certain surplus real estate in satisfaction of the judgment secured against Mr. Riedel.

In January 1995, Rosebud received $9,000,000 as a return of capital from the Lone Star-Falcon partnership upon completion of the sale of the partnership's cement terminals in Texas, which funds were transferred to the collateral agent and were used to redeem a portion of the asset proceeds notes.

On February 22, 1995, the collateral agent made principal payments and accrued interest thereon of $30,183,000 to asset proceeds note holders. In addition, on January 31, 1995 Rosebud made a $5,320,000 cash interest payment on the asset proceeds notes. As of February 22, 1995, the total interest and principal payments paid on the asset proceeds notes was $73,136,000.


6. Restructuring and Other Unusual Charges

In November 1989, the Board of Directors approved a restructuring program which included the planned sale of certain facilities and marginal businesses, interests in certain joint ventures, an investment in preferred stock, surplus real estate, and certain other assets, and resulted in a pre-tax provision of $311,500,000 in 1989. Although progress had been made in implementing the restructuring program, depressed economic conditions and the shortage of financing available to potential buyers during 1990 impeded the company's ability to complete the sale of all assets within the time frame and at the values estimated in 1989. As a result, the company recorded an additional restructuring charge of $63,400,000. The assets to be sold, including related current and other assets, were classified as assets held for sale in the accompanying December 31, 1993 consolidated balance sheet at their then estimated net realizable values (as revised in 1990). Upon emergence from the Chapter 11 proceedings, the company's restructuring program was terminated and certain assets which were previously classified as assets held for sale were retained by the company, including the Pryor, Oklahoma and Maryneal, Texas cement plants. In addition, the Lone Star-Falcon joint venture was transferred to Rosebud.

Operating results related to assets held for sale included pre-tax income of $1,200,000, $8,100,000 and $3,100,000 for the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992, respectively. The results from the operations held for sale were offset by increases to restructuring and other unusual charges primarily related to environmental monitoring, clean-up and legal costs associated with the properties classified as assets held for sale.

Net proceeds from sales of assets held for sale were $2,457,000, $9,206,000 and $7,934,000 for the three months ended March 31, 1994 and the years ended December 31, 1993 and 1992, respectively. Included in the assets sold were a portion of a former plant site in Kansas, a ready-mixed concrete and construction aggregates operation in Massachusetts, a concrete block operation in Tennessee, the site of a former cement plant in Texas, and certain parcels of real estate.


7. Asset Dispositions

In June 1994, the company sold its interest in a cement plant located in Florida for $21,750,000, which approximated book value. The plant had been leased to a third party and was purchased by the lessee.

In March 1993, the company sold substantially all of the equipment and inventory of Southern Aggregates for $721,000.

In September 1993, the company sold its 49.6% interest in Companhia Nacional de Cimento Portland, a Brazilian joint venture, for $69,629,000 in cash. A pre-tax loss of $37,335,000, offset by a tax benefit of $12,500,000, was recognized on the transaction and is included in reorganization items in the accompanying consolidated statement of operations.

In September 1993, the company sold one of its cement terminals which had been leased to a third party, for $812,000.

In August 1992, the company sold all the capital stock of Compania Argentina de Cemento Portland, S.A. ("CACP") for $38,000,000 in cash. CACP held a 50% interest in Cemento San Martin, S.A., a joint venture in Argentina, and substantially all of the capital stock of Canteras de Riachuelo, S.A., a crushed stone operation in Uruguay. The transaction resulted in a pre-tax gain of $15,525,000 which is included in reorganization items in the accompanying consolidated statement of operations.

In December 1992, the company sold its 50% interest in LSM Concrete Tie Company for $1,675,000.

The operations sold in 1994, 1993 and 1992 contributed the following results for the period through their respective dates of disposition (in thousands):

                      For the Nine For the Three  For the       For the
                      Months Ended Months Ended  Year Ended    Year Ended
                  				December 31,  March 31,   December 31,  December 31,
                         1994          1994          1993          1992

Net sales............. $   -        $    -      $      118     $    1,339
Joint venture income.. $   -        $    -      $    9,745     $   28,056
Pre-tax income........ $    65      $     65    $    4,564     $   13,727



8. Accounts and Notes Receivable

Receivables consist of the following (in thousands):

                                     December 31,   March 31, December 31,
                                         1994         1994        1993

Trade accounts and notes receivable..  $ 37,914    $  34,439     $  37,185
Other notes receivable...............       -             52           299
Other receivables....................     1,792        4,063        20,451
                                         39,706       38,554        57,935
Less: Allowance for doubtful accounts     7,226        8,843         8,913
                                       $ 32,480    $  29,711     $  49,022


Due to the nature of the company's products, a majority of the company's accounts receivable are from businesses in the construction industry. Although the company's customer base is geographically diversified, collection of receivables is partially dependent on the economics of the construction industry.

9. Inventories

Inventories consist of the following (in thousands):

                                     December 31,  March 31,  December 31,
                                         1994         1994         1993

Finished goods.......................  $ 21,800     $  23,743    $  20,277
Work in process and raw materials....     3,786         2,126        1,987
Supplies and fuel....................    19,943        18,925       16,162
                                       $ 45,529     $  44,794    $  38,426


Inventories were revalued at March 31, 1994 in accordance with fresh-start reporting. Cost is determined principally by the weighted average cost method.


10. Other Current Assets

Other current assets consist of the following (in thousands):

                                     December 31,  March 31,  December 31,
                                         1994         1994         1993

Prepaid expenses..................... $   3,243    $   2,695     $   2,733
Professional fees escrow.............       -         12,432           -
                                      $   3,243    $  15,127     $   2,733



11. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                      December 31,  March 31,  December 31,
                                           1994        1994         1993

Land................................... $  39,373    $  40,427  $   21,934
Buildings and equipment................   257,659      259,386     633,273
Construction in progress...............     5,749       10,723       4,116
Automobiles and trucks.................    23,664       21,627      21,184
Other..................................       100          100       2,323
                                          326,545      332,263     682,830
Less accumulated depreciation and
 depletion.............................    16,593          -       284,745
                                        $ 309,952    $ 332,263  $  398,085


Property, plant and equipment was revalued in accordance with fresh-start reporting using the March 31, 1994 fair market values, as appraised, and depreciation is determined based on the estimated remaining useful lives of the assets.


12. Interest Costs

Interest costs incurred during the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 were $6,980,000, $271,000, $1,832,000, and $2,406,000, respectively. Interest capitalized during the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 was $168,000, $38,000, $195,000 and $196,000,
respectively. Interest paid during the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 was $4,724,000, $20,000, $123,000 and $119,000,
respectively. Contractual interest for the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 was $7,631,000, $31,227,000 and $31,914,000, respectively. The filed companies stopped accruing interest on their unsecured prepetition debt during the Chapter 11 proceedings.


13.  Joint Ventures

The company's investment in and advances to joint ventures at December 31, 1994, March 31, 1994 and December 31, 1993 are as follows (in thousands):

                                      December 31,  March 31,  December 31,
                                           1994         1994        1993

Kosmos Cement Company..............     $ 18,174     $  17,500   $  24,149
Other joint ventures...............          -             -        64,425
                                        $ 18,174     $  17,500   $  88,574


The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1994, was $674,000.

During the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992, $3,750,000, $1,000,000, $15,294,000 and $8,331,000, respectively, in distributions were received from joint ventures.
























Kosmos Cement Company ("Kosmos")

Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania, in which the company owns a 25% interest.

Summarized financial information of Kosmos as of and for the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 is as follows (in thousands):

                          As of and   As of and   As of and    As of and
                           For the     For the     For the      For the
                          Nine Months Three Months  Year         Year
                            Ended       Ended       Ended        Ended
                          December 31, March 31,  December 31, December 31,
                             1994        1994        1993         1992

Current assets............. $  26,302  $  24,064  $   24,236   $   28,268
Property, plant and
 equipment, net............    74,259     75,065      74,713       75,327
Cost in excess of net assets
 of businesses acquired....    24,754     25,312      25,497       26,242
Current liabilities........    (4,430)    (3,375)     (3,449)      (4,165)
Other liabilities..........    (2,955)    (3,457)     (3,329)         (96)
Net assets................. $ 117,930  $ 117,609  $  117,668   $  125,576
Net sales.................. $  65,184  $   7,892  $   65,597   $   62,769
Gross profits.............. $  17,306  $     651  $   15,027   $   13,545
Income (loss) before
 cumulative effect of change
 in accounting principle... $  15,321  $     (59) $   12,218   $    7,736
Cumulative effect of change
 in accounting principle... $     -    $     -    $    3,126   $      -
Net income (loss).......... $  15,321  $     (59) $    9,092   $    7,736


At December 31, 1994, March 31, 1994, and December 31, 1993 and 1992, the company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $11,309,000, $11,902,000, $5,260,000 and
$5,619,000, respectively and is being amortized over the estimated remaining life of the assets.


Other Joint Ventures

Other joint ventures included: RMC LONESTAR, a 50% partnership interest with ready-mixed concrete, aggregates, cement terminals, building materials and trucking operations in northern California, the company's 50% interest in Hawaiian Cement, a manufacturer of cement, ready-mixed concrete and construction aggregates in Hawaii, the company's 49.6% interest in Companhia Nacional de Cimento Portland ("CNCP"), a joint venture which operates four cement plants and a grinding facility in Brazil, the company's 50% interest in Cemento San Martin, S.A. ("CSM"), a manufacturer of cement in Argentina (owned through Compania Argentina de Cemento Portland ("CACP"), a wholly owned subsidiary of the company), and the company's 50% interest in LSM Concrete Tie Company.

As of March 31, 1994, in accordance with the company's plan, the company's interest in the RMC LONESTAR, Hawaiian Cement and Lone Star-Falcon (previously included in the company's restructuring program) joint ventures, were transferred to Rosebud (See Note 5).

In September 1993, the company completed the sale of its 49.6% interest in CNCP for $69,629,000. The table below includes results for CNCP for the portion of the year in which the company recorded its proportional share of income. The transaction resulted in a pre-tax loss of $37,335,000 and a tax benefit of $12,500,000 which are included in reorganization items and credit for income taxes in the accompanying consolidated statement of operations.

In December 1992, the company sold its interest in LSM Concrete Tie Company for $1,675,000.

In August 1992, CACP was sold for $38,000,000. The transaction resulted in a pre-tax gain of $15,525,000 which is included in reorganization items in the accompanying consolidated statement of operations.

Summarized financial information of other joint ventures in which the company participated as of and for the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 is as follows (in thousands):

                                     As of and    As of and    As of and
                                   For the Three   For the      For the
                                   Months Ended   Year Ended   Year Ended
                                      March 31,   December 31, December 31,
                                        1994          1993          1992

Current assets...................... $     -       $  65,254    $ 167,274
Property, plant and equipment, net..       -         231,835      392,353
Other assets........................       -          29,478       35,686
Payable to Lone Star Industries.....       -         (11,833)      (3,500)
Current liabilities.................       -         (53,109)     (84,992)
Long-term debt......................       -         (76,500)    (104,000)
Other liabilities...................       -         (24,384)     (40,258)
Net assets.......................... $     -       $ 160,741    $ 362,563
Net revenues........................ $  58,307     $ 312,285    $ 424,615
Gross profits....................... $   6,823     $  65,025    $ 113,351
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle........... $  (1,182)    $  27,598    $  64,383
Income (loss) before cumulative
  effect............................ $  (1,182)    $  19,136    $  41,086
Cumulative effect of change in
  accounting principle.............. $     -       $     -      $  47,980
Net income (loss)................... $  (1,182)    $  19,136    $  89,066















14. Reorganization Value In Excess of Amounts Allocable to Identifiable
    Assets

Reorganization value in excess of amounts allocable to identifiable assets are as follows (in thousands):

                                                  December 31,   March 31,
                                                      1994          1994


Reorganization value in excess of amounts
 allocable to identifiable assets.................  $  14,372    $  14,372
Less accumulated amortization.....................        542          -
Less tax benefit of net operating loss
 carryforwards utilized...........................     13,830          -
                                                    $     -      $  14,372


In accordance with SOP No. 90-7, the reorganization value in excess of amounts allocable to identifiable assets has been reduced by the income tax benefits realized from preconfirmation net operating loss carryforwards.


15. Cost in Excess of Net Assets of Businesses Acquired

Cost in excess of net assets of businesses acquired and accumulated amortization are as follows (in thousands):

                                                              December 31,
                                                                  1993

Cost in excess of net assets of businesses acquired...          $   10,793
Less accumulated amortization.........................               1,520
                                                                $    9,273


Cost in excess of net assets of businesses acquired by the predecessor company were written off as part of the adoption of fresh-start reporting.


16. Accounts Payable

Accounts payable consist of the following (in thousands):

                                      December 31,  March 31,  December 31,
                                           1994       1994          1993

Trade................................. $   13,862   $  15,462    $  11,327
Other.................................        410         465        4,752
                                       $   14,272   $  15,927    $  16,079


Accounts payable balances as of the petition date were classified as liabilities subject to Chapter 11 proceedings on the accompanying December 31, 1993 consolidated balance sheet.




17. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                       December 31, March 31, December 31,
                                             1994       1994       1993

Postretirement benefits other than
 pensions...............................  $   7,686   $ 10,487   $  11,432
Pensions................................      6,200      6,913       6,684
Insurance...............................      3,578      3,036       7,463
Interest................................      3,566      1,310          80
Payroll and vacation pay................      3,209      3,030       3,488
Environmental matters...................      2,596      2,596       4,475
Taxes other than income taxes...........      2,504      2,920       3,309
Professional fees and administrative
  expenses..............................      1,782     18,897       8,352
Other...................................     16,216     19,529      15,070
                                          $  47,337   $ 68,718   $  60,353


Accrued liabilities as of the petition date, except for those approved for payment or those which the company believed would be paid in the ordinary course of business in the following year, were classified as liabilities subject to Chapter 11 proceedings in the accompanying December 31, 1993 consolidated balance sheet.


18. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                     December 31,  March 31,  December 31,
                                          1994       1994         1993

Current portion of production payment... $   3,000  $  2,523    $    2,000
Income taxes payable....................       650       471         1,227
                                         $   3,650  $  2,994    $    3,227



19. Asset Proceeds Notes of Liquidating Subsidiary

Upon emergence from the company's Chapter 11 proceedings, Rosebud issued secured asset proceeds notes in the aggregate principal amount of $138,118,000. The notes bear interest at a rate of 10% per annum payable in cash and/or additional asset proceeds notes, payable semi-annually. The notes are to be repaid as Rosebud's assets are disposed of and proceeds, if any, are received in connection with the litigation transferred to Rosebud. The asset proceeds notes mature on July 31, 1997. A portion of Rosebud's obligations under these notes is guaranteed by the company. If, at the maturity date, the aggregate amount of all cash payments of principal and interest on the asset proceeds notes is less than $88,118,000, the guarantee is payable in either cash, five-year notes or a combination thereof, at the option of Lone Star, to cover the shortfall between the actual payments and $88,118,000 dollar for dollar plus interest; provided, however, that the amount paid pursuant to the guarantee cannot exceed $28,000,000. The company's guarantee is, and any five-year notes issued pursuant thereto will be, secured by a pledge of the company's right, title and interest in and to all of the issued and outstanding common stock of Rosebud. To the extent that amounts received upon disposition of the Rosebud assets, from litigation proceeds or from the company guarantee are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid.

All net cash proceeds less a $5,000,000 cash reserve plus up to an additional $5,000,000 for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the note holders. In July 1994, Rosebud made a cash interest payment of $5,755,000. An additional cash interest payment of $5,320,000 was made in January 1995. Principal payments of $31,878,000 including accrued interest thereon, were made in August 1994. Additional principal payments and accrued interest thereon of $30,183,000 were made in February 1995. As of February 22, 1995, the total interest and principal payments paid on the assets proceeds notes was $73,136,000.

The asset proceeds notes, including accrued interest thereon, are recorded on the accompanying consolidated balance sheets at an amount equal to the estimated value of the assets to be utilized to liquidate these obligations (See Note 5).


20. Senior Notes Payable

Upon emergence from its Chapter 11 proceedings, the company issued $78,000,000 of ten year senior unsecured notes, which bear interest at a rate of 10% per annum. The indenture governing the senior notes and other agreements entered into in connection with the reorganization, imposes certain operating and financial restrictions on the company. Such restrictions affect, and in some respects significantly limit or prohibit, among other things, the ability of the company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, apply proceeds from asset sales, engage in mergers and acquisitions, make certain capital expenditures or pay dividends.

Commencing in the year 2000, the company is required to make three annual payments of $10,000,000 each into a sinking fund account for redemption of the senior notes. The amount of any such required sinking fund account will be reduced, without duplication, by the principal amount of any senior notes that the company has optionally redeemed or purchased.

The company has the option to redeem the senior notes payable for an amount equal to 100% of the principal amount plus accrued and unpaid interest. Optional redemption of the senior notes is restricted by the company's credit agreement.


21. Credit Agreement

Upon emergence from Chapter 11, the company entered into a three-year $35,000,000 revolving credit agreement which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The company's borrowings under this agreement are limited to 55% of eligible inventory plus 85% of eligible receivables. The advances under the agreement bear interest at a rate of either prime plus 1.25% or LIBOR plus 3%, at the company's option. A fee of 0.5% per annum is charged on the unused portion of the line. Although the company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance as of December 31, 1994.

The credit agreement and other agreements entered into in connection with the reorganization, impose certain operating and financial restrictions on the company. Such restrictions affect, and in some respects significantly limit or prohibit, among other things, the ability of the company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, apply proceeds from asset sales, engage in mergers and acquisitions, make certain capital expenditures or pay dividends. In addition, pursuant to the credit agreement, and other agreements entered into in connection with the reorganization, certain of the company's assets are subject to liens or negative pledges.

Due to the Chapter 11 proceedings, the filed companies were in default under their financing agreements. Long-term debt subject to compromise was classified as liabilities subject to Chapter 11 proceedings in the accompanying December 31, 1993 consolidated balance sheet.


22. Production Payment

The company entered into a production payment arrangement concerning specific limestone reserves located adjacent to two cement plants, and pursuant to the terms of the document, is obligated to extract and process those reserves into cement for the purchaser free and clear of all expenses. The proceeds have been deferred and are being reflected in income, together with related costs and expenses, as the limestone is processed into cement and the cement is sold.

As part of the plan, the terms of the production payment agreement were revised as of April 14, 1994. Under the revised terms, the company is required to make payments in advance for minerals used at the two plants subject to the production payment agreement and to take or pay for minerals in amounts sufficient to permit the purchaser to service the note associated with the production payment facility. In connection therewith, a new note was issued, with an outstanding principal balance of $20,963,000 as of that date, and which bears interest, at the company's option, at a rate of either prime or LIBOR plus 1.75% through December 31, 1995 and either prime plus .25% or LIBOR plus 2.5% beginning on January 1, 1996.
The principal balance is payable semi-annually through July 31, 1998 in increasing installments. As of December 31, 1994, the company expects to remit payments as follows: 1995-$3,000,000, 1996-$4,000,000, 1997-
$5,000,000, 1998-$7,966,000.  In August 1994, the company made a $1,000,000 principal payment. The total production payment balance included in the accompanying December 31, 1994 consolidated balance sheet is $19,966,000.


23. Leases

Net rental expense for the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended 1993 and 1992 was $4,894,000, $755,000, $5,888,000 and $6,325,000, respectively. Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows: 1995-$5,607,000; 1996- $1,433,000; 1997-$1,318,000; 1998-$1,115,000; 1999-$1,108,000; after 1999-
$6,000. Certain leases include options for renewal or purchase of leased property.

A subsidiary of the company was leasing its Florida cement plant with an original term of approximately twenty years at an annual rental of $2,500,000. In June 1994, the company sold its interest in the cement plant located in Florida, for $21,750,000, which approximated book value.


24. Common Stock

Upon emergence from its Chapter 11 proceedings, the company authorized 25,000,000 shares of $1.00 par value common stock and issued 12,000,000 shares of that common stock (See Note 1). Transactions in common stock are as follows:

                                                                  Shares
Balance, March 31, 1994.......................................  12,000,000
Exercise of warrants..........................................          16
Balance, December 31, 1994....................................  12,000,016


At December 31, 1994, the company has reserved 4,753,317 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock (4,003,317 shares), and the exercise of stock options (750,000 shares). The payment of cash dividends on common stock is restricted under the provisions of the company's debt agreements (See Notes 20 and 21).

All predecessor company common and preferred stock issues were canceled in accordance with the plan of reorganization.


25. Warrants to Purchase Common Stock

Upon emergence from its Chapter 11 proceedings, the company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. Each warrant entitles the holder thereof to purchase one share of common stock. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1994, 4,003,317 warrants were outstanding.

The number of shares of common stock purchasable upon the exercise of each warrant and the exercise price of the warrant are subject to adjustment if the company (i) pays a dividend in shares of common stock, (ii) subdivides its outstanding shares of common stock, (iii) combines its outstanding shares of common stock into a smaller number of shares of common stock, or issues by reclassification or recapitalization of its shares of common stock, other securities of the company or (iv) issues certain stock rights convertible into, or exchangeable for, common stock. An adjustment will not result from the company's sale of common stock on the open market or from the declaration of regular cash dividends.


26. Stockholder Rights Plan

In November 1994, the Board of Directors adopted a Stockholder Rights Plan ("rights plan") under which stock purchase rights were distributed as a dividend to holders of common stock payable to the shareholders of record on December 19, 1994. The rights plan represents a means of deterring abusive and coercive takeover tactics not offering an adequate price to all stockholders, and seeks to ensure that stockholders realize the long-term value of their investments.

The rights plan provides that if, subject to certain exemptions, any person or group acquires 15% or more of the company's common stock, each right not owned by a 15% or more stockholder or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of common stock having a value of twice the right's then current exercise price. This right to purchase common stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the company and its stockholders. In addition, this right will not be triggered by the stockholdings of certain existing stockholders.

Under the rights plan, holders of the rights will initially be entitled to buy one one-tenth of a share of the company's common stock at an exercise price of $70.00 for each whole share which a holder of rights may purchase. Until a person or group acquires 15% or more of the common stock or commences a tender or exchange offer for 15% or more of the common stock, the rights will attach to and trade with the common stock. The rights will expire in the year 2004.

The company may redeem the rights, at the option of the Board of Directors, at a redemption price of $0.01 per right at any time prior to the acquisition by any person or group of 15% or more of the common stock. In addition, after a person or group has acquired 15% or more of the common stock but before any person or group has acquired 50% or more of the common stock, the company may exchange shares of common stock for rights.

The 1988 Shareholder Rights Plan was canceled in accordance with the plan of reorganization.


27. Stock Options

Upon emergence from its Chapter 11 proceedings, the Board of Directors of the company adopted the Lone Star Industries, Inc. Management Stock Option Plan ("Management Plan") and the Lone Star Industries, Inc. Directors Stock Option Plan ("Directors' Plan"). As of March 31, 1994, no options were outstanding or granted. Total options available for grant at March 31, 1994 were 700,000 and 50,000 under the Management and Directors' plans, respectively. In June 1994, options to purchase 700,000 shares of common stock at an exercise price of $15.375 per share and 6,000 shares of common stock at an exercise price of $15.6875 per share were granted under the Management and Directors' Plans, respectively. No options were exercised in 1994. In January 1995, 70,000 options granted under the Management Plan were exercised. All options will expire 10 years from the date of grant.

Options available for future grants under the Directors' Plan were 44,000 at December 31, 1994. All predecessor company stock options have been canceled in accordance with the plan of reorganization.


28. Disclosures about Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the company's financial instruments at December 31, 1994 (in thousands). In accordance with Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                    December 31, 1994
                                                 Carrying          Fair
                                                  Amount           Value
Financial assets:
  Cash and cash equivalents...................... $  55,398      $  55,398
Financial liabilities:
  Asset proceeds notes of liquidating
    subsidiary................................... $  87,000      $  87,000
  Senior notes payable........................... $  78,000      $  74,295
  Production payment............................. $  19,966      $  19,966


The carrying amounts shown in the table are included in the accompanying consolidated balance sheet under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of those instruments.

Asset proceeds notes of liquidating subsidiary - the fair value of the asset proceeds notes is based on the value of the net assets of the liquidating subsidiary to be utilized to liquidate these obligations (See
Note 5). The fair value of the net assets is estimated by discounting the expected cash flows to be realized from liquidation of the assets. The face value of the notes at December 31, 1994 is $106,399,000, and the notes are not publicly traded. The carrying amount of the asset proceeds notes approximates fair value.

Senior notes payable - the fair value of long-term debt is based on quoted market prices. As of December 31, 1994 the senior notes were trading at 95.25% of face value.

Production payment - the production payment is not publicly traded and no quoted market price is available. The carrying value of the production payment approximates fair value as the underlying notes bear interest at variable rates and reprice frequently (See Note 22).















29. Reorganization Items

The effects of transactions occurring as a result of the Chapter 11 filings have been segregated from ordinary operations in the accompanying consolidated statements of operations. Such items for the three months ended March 31, 1994, and for the years ended December 31, 1993 and 1992, include the following (in thousands):

                                  For the Three     For the     For the
                                  Months Ended    Year Ended   Year Ended
                                    March 31,    December 31, December 31,
                                      1994           1993        1992

Professional fees and
 administrative expenses........  $  (15,431)   $  (15,572)     $   (8,546)
Interest income.................       2,035         5,102           4,500
                                     (13,396)      (10,470)         (4,046)
Gain (loss) on sale of assets...         -         (37,335)         15,525
Adjustments to fair value.......    (133,917)          -               -
                                  $ (147,313)   $  (47,805)     $   11,479


Professional fees and administrative expenses related to the filed companies' Chapter 11 proceedings were expensed as incurred. Interest income represents interest earned on cash accumulated as a result of the Chapter 11 proceedings. The loss on the sale of assets in 1993 represents the pre-tax loss on the sale of the company's 49.6% interest in Companhia Nacional de Cimento Portland. The gain on sale of assets in 1992 represents the pre-tax gain on the sale of the capital stock of Compania Argentina de Cemento Portland, S.A.


30. Other Income, Net

Other income, net, consists of the following (in thousands):

                             For the      For the    For the     For the
                           Nine Months  Three Months   Year        Year
                              Ended       Ended       Ended       Ended
                          December 31,  March 31, December 31, December 31,
                               1994        1994       1993         1992

Rental income............. $  1,105     $   2,184  $    8,817   $    8,910
Interest income on
 investments..............    1,266           179         512          527
Other interest income.....       49           160         727          642
Interest on income tax
 refund...................      -             -           -          3,051
Other, net................    1,400           168       1,182          694
                           $  3,820     $   2,691  $   11,238   $   13,824









31. Pension Plans

The company sponsors a number of defined benefit retirement plans which cover substantially all employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and average compensation. Defined benefit plans for hourly paid employees generally provide benefits of stated amounts for specified periods of service. The company's policy is to fund at least the minimum amount required under ERISA and under the company's agreement with the PBGC, in accordance with appropriate actuarial assumptions.

Net periodic pension cost of defined benefit plans included the following components (in thousands):

                             For the      For the    For the    For the
                           Nine Months  Three Months  Year        Year
                              Ended       Ended       Ended       Ended
                          December 31,  March 31, December 31, December 31,
                               1994        1994       1993         1992

Interest cost............. $   7,377    $  2,477   $   10,236   $   9,987
Service cost - benefits
 accrued during the period     1,379         407        1,363       1,266
Actual return on plan
 assets...................    (3,938)     (2,338)     (11,913)     (6,432)
Net amortization and
 deferral.................    (2,125)      1,029        3,404      (2,129)
Net pension cost.......... $   2,693    $  1,575   $    3,090  $    2,692



The following tables present the plans' funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 1994, March 31, 1994 and 1993 (in thousands):

                                          Successor Company
                              	  December 31, 1994	     March 31, 1994
	                                Over-	    Under-  	   Over-	     Under-
	                                funded	   funded	     funded	    funded
	                                Plans	    Plans	      Plans	     Plans
Actuarial present value of
 benefit obligations:
  Vested benefits...........  $ 79,272    $ 50,856   $  4,387    $132,674
  Non-vested benefits.......     3,212         997        181       5,610
Accumulated benefit
 obligation.................  $ 82,484    $ 51,853   $  4,568    $138,284
Projected benefit
 obligation.................  $ 85,314    $ 51,853   $  4,568    $141,334
Plan assets at fair value...    86,380      36,773      4,624     112,013
Projected benefit
 obligation (in excess of)
 less than plan assets......     1,066     (15,080)        56     (29,321)
Unrecognized net gain.......    (4,564)     (1,975)       -           -
Pension asset/(liability)...  $ (3,498)   $(17,055)  $     56    $(29,321)







                                                     Predecessor Company
	                                                    December 31, 1993
	                                                    Over-	    Under-
	        	                                       	   funded	   funded
	        	                                       	   Plans     Plans

Actuarial present value of
 benefit obligations:
  Vested benefits.................................   $    333    $142,642
  Non-vested benefits.............................        -         3,205
Accumulated benefit
 obligation.......................................   $    333    $145,847
Projected benefit
 obligation.......................................   $    333    $148,729
Plan assets at fair value.........................        337     103,191
Projected benefit obligation (in excess of)
 less than plan assets............................          4     (45,538)
Unamortized net asset at January 1, 1987..........        (64)     (1,366)
Unamortized prior service cost ...................         -       (3,161)
Adjustment required to recognize minimum
 liability........................................         -      (22,594)
Unrecognized net loss.............................        185      28,589
Pension asset/(liability).........................   $    125    $(44,070)



The weighted average discount rates of 7.5%, 7.0% and 7.0% for December 31, 1994, March 31, 1994 and December 31, 1993, respectively, and the rate of annual increase in future compensation levels of 5.5% in both 1994 and 1993, were used in determining the actuarial present values of the projected benefit obligation. The expected long-term rates of return on plan assets were 8.0% for both 1994 and 1993.

Upon adoption of fresh-start reporting, pension liabilities were recorded based on the unfunded projected benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized items as of March 31, 1994 were recognized and recorded on the company's consolidated balance sheet.

Certain union employees are covered under multi-employer defined benefit plans administered under collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the nine months ended December 31, 1994, the three months ended March 31, 1994 and the years ended December 31, 1993 and 1992 were approximately $200,000, $50,000, $300,000 and $400,000, respectively.

In 1993 and 1992, as required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the company recorded an additional pension liability, totaling $22,594,000 and $11,440,000 at December 31, 1993 and 1992, respectively, to reflect the excess of accumulated benefits over the fair value of pension plan assets. To the extent that these additional liabilities exceeded related unrecognized prior service cost, the increase in liabilities was charged directly to shareholders' equity.

In accordance with the plan of reorganization, future obligations are secured by the grant to the PBGC of a mortgage on the Oglesby, Illinois cement plant and a security interest in the Kosmos Cement Company partnership.

32. Postretirement Benefits Other than Pensions

The company provides retiree life insurance and health plan coverage to employees qualifying for early, normal or disability pension benefits under the company's salaried employees pension plan and certain of the pension plans providing for hourly-compensated employees. Life insurance protection presently provided to retirees under the salaried employees pension plan is one-half their active employment coverage declining to 25% of their active employment coverage at age 70. The coverage provided under hourly plans is fixed, as provided under the terms of the plans. Health care coverage presently is extended to retirees and their qualified dependents during the retirees' lifetime. The coverage provided assumes participation by the retiree in the Medicare program and benefit payments are integrated with Medicare benefit levels. The company's postretirement benefit plans other than pension plans are not funded. Claims are paid as incurred.

As of January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). In accordance with the requirements of the statement, the company changed its accounting for postretirement benefits from a cash basis to an accrual basis over an employee's period of service, and recognized the full liability as of the adoption date. The cumulative effect of the change in accounting principle resulted in a pre-tax charge of $144,654,000 offset by tax benefits of $14,144,000 for a net after-tax charge of $130,510,000 or $7.84 per share. The effect of adoption of SFAS No. 106 on 1992 operating results was to decrease earnings by approximately $3,919,000 or $0.24 per share.

Upon adoption of fresh-start reporting, postretirement benefit liabilities were recorded based on the unfunded projected benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized postretirement benefit items as of March 31, 1994 were recognized and recorded on the company's consolidated balance sheet.

As part of its emergence from Chapter 11 proceedings, the company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The company made contributions of $3,705,000 to the VEBA during the nine months ended December 31, 1994.













Net periodic postretirement benefit cost for the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 included the following components (in thousands):

                            For the      For the    For the      For the
                          Nine Months  Three Months  Year         Year
                             Ended        Ended      Ended        Ended
                          December 31,  March 31, December 31, December 31,
                              1994        1994       1993         1992

Service cost - benefits
 attributed to service
 during the period........ $   1,536    $    557   $    1,912  $    1,704
Interest cost on
 accumulated postretirement
 benefit obligation.......     6,786       2,896       12,341      11,854
Net amortization and
 deferral.................       -            22          -           -
Net periodic postretirement
 benefit cost............. $   8,322    $  3,475   $   14,253  $   13,558


Benefits paid, including VEBA contributions, were approximately $6,749,000, $2,195,000, $9,444,000 and $9,600,000 for the nine months ended December 31, 1994, the three months ended March 31, 1994 and the years ended December 31, 1993 and 1992, respectively.

The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31, 1994, March 31, 1994 and 1993 (in thousands):

                                      December 31,  March 31,  December 31,
                                         1994        1994          1993

Accumulated postretirement
 benefit obligation:
  Retirees..........................   $  89,640   $  93,767    $  120,716
  Fully eligible active plan
  participants......................      19,070      22,393        25,789
  Other active plan participants....      11,861      19,587        24,777
Accumulated postretirement
 benefit obligation.................     120,571     135,747       171,282
Unamortized prior service cost......         -           -           2,613
Unrecognized net gain (loss)........      16,749         -         (20,513)

Accrued postretirement benefit
 cost...............................     137,320     135,747       153,382
Less current portion................       7,686      10,487        11,432
Long-term accrued post-retirement
 benefit cost.......................   $ 129,634   $ 125,260    $  141,950


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 7.0% and 7.0% for December 31, 1994, March 31, 1994 and December 31, 1993, respectively. Compensation levels are assumed to increase at a rate of 5.5% annually.

For measurement purposes, a 12.5% and 10.0% annual medical rate of increase was assumed for 1994 for pre-medicare and post-medicare claims, respectively; the rate was assumed to decrease 1/2% each year to 6% per year after 2007 for pre-medicare claims, and decrease 1/2% per year to 6% after 2002 for post-medicare claims. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $8,400,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the nine months ended December 31, 1994 by approximately $800,000.

In the first quarter of 1993, the Kosmos Cement Company partnership, in which the company owns a 25% interest, adopted SFAS No. 106. As a result, the company recognized a charge of $782,000 or $0.05 per share representing its share of the partnership's cumulative effect of the change in accounting principle.


33. Income Taxes

In 1992, the company and its Brazilian joint venture adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective January 1, 1992. The cumulative effect of the change in accounting principle as of January 1, 1992 was an increase in earnings of $11,596,000. The effect of the adoption of SFAS No. 109 on financial results for the year ended December 31, 1992 was to increase the company's share of the joint venture's income tax expense by approximately $2,660,000, and decrease domestic income tax expense by approximately $399,000, resulting in a net decrease of approximately $2,261,000 or $0.14 per share.






























(Provision) credit for income taxes consists of the following (in thousands):

                             For the      For the    For the     For the
                           Nine Months  Three Months   Year        Year
                              Ended       Ended       Ended       Ended
                          December 31,  March 31, December 31, December 31,
                               1994        1994       1993         1992

Federal:
  Current................. $     -      $    635   $   (1,541)  $      -
  Deferred:
   Difference between tax
    and book depreciation.     3,548       3,348       (3,320)       1,700
   Sale of assets.........    (9,716)        -            -            -
   Investment and other
    credits...............    (7,790)       (851)         635          -
   Net operating loss
    carryforward..........    (2,388)     37,526       (6,209)       3,217
   Restructuring and other
    reserves..............    (4,946)     12,578        3,132        7,820
   Sale of international
    joint venture.........       -           -         26,093        6,014
   Valuation allowance....    21,295     (53,249)     (17,961)     (15,422)
   Other, net.............        (3)         13       (1,735)      (3,329)
Total deferred............       -          (635)         635          -
Reduction of reorganization
 value....................   (13,830)        -            -            -
Total federal.............   (13,830)        -           (906)         -
Foreign:
  Current.................       (16)         (5)         -           (374)
  Deferred tax on unremitted
   foreign earnings.......       -           -         12,132       (2,246)
Total foreign.............       (16)         (5)      12,132       (2,620)
State and local:
  Current.................      (750)       (150)        (621)        (300)
  Deferred................    (1,204)        -            (59)         -
Total state and local.....    (1,954)       (150)        (680)        (300)
Joint venture taxes.......       -           -         (4,195)     (11,558)
                           $ (15,800)   $   (155)  $    6,351   $  (14,478)


As of December 31, 1994, the company has investment tax credit carryforwards for federal income tax purposes of $6,628,000 which expire at various dates through 2001. The company also has regular tax and alternative minimum tax net operating loss carryforwards of approximately $225,000,000 and $100,000,000, respectively, which expire at various dates through 2009 and an alternative minimum tax credit carryforward of $5,023,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the company as part of its plan of reorganization (See Note
2). Such an "ownership change" could limit the use or continued availability of the company's carryforwards. Under SFAS No. 109, a portion of these carryforwards has been used for financial purposes to offset the tax effect of temporary differences between book carrying values and tax basis of certain assets which will reverse during the carryforward period.

The following is a schedule of consolidated pre-tax income (loss) and a reconciliation of income taxes computed at the U.S. statutory rate to the (provision) credit for income taxes (in thousands):

                             For the      For the    For the     For the
                           Nine Months  Three Months  Year        Year
                              Ended       Ended       Ended       Ended
                          December 31,  March 31, December 31, December 31,
                              1994        1994        1993        1992

Income (loss) before income
 taxes and cumulative effect
 of changes in accounting
 principles............... $  45,133   $ (22,963)  $  (41,609)  $  (30,950)

Tax (provision) benefit
 computed at statutory
 rates....................   (15,796)      8,037       14,563       10,523
 Differences resulting
  from:
 Foreign subsidiaries, net      (175)       (294)         397           79
 Corporate joint ventures.       -           -          9,405       (9,358)
 Restructuring............       -        45,212          -            -
 State tax, net...........    (1,954)       (150)        (680)        (300)
 Other....................     2,125         -            627          -
 Valuation allowance......       -       (52,960)     (17,961)     (15,422)
                           $ (15,800)  $    (155)  $    6,351   $  (14,478)


Components of net deferred tax assets (liabilities) as of December 31, 1994, March 31, 1994 and December 31, 1993 are as follows (in thousands):

                                 December 31,  March 31,   December 31,
                                     1994        1994          1993
Current tax assets related to:
  Reserves.....................  $   3,670    $   3,670      $    3,083
  Miscellaneous................      8,126       13,986           7,196
                                    11,796       17,656          10,279
Non-current tax assets related to:
  Reserves not yet deducted....     20,879       15,019          47,777
  Reserve for retiree benefits.     43,851       51,664          53,154
  Loss carryforwards...........     71,642       87,110          36,793
  Investment credits...........      6,628       14,418          15,610
  Alternative minimum tax credits    5,023        4,047           4,682
  Miscellaneous................      7,191          -             8,691
                                   155,214      172,258         166,707
Non-current tax liabilities related to:
  Fixed assets.................    (33,742)     (58,495)        (72,574)
  Domestic joint ventures......    (16,162)      (8,697)        (18,336)
                                   (49,904)     (67,192)        (90,910)

Valuation allowance............   (117,106)    (122,722)        (85,441)
Net federal tax asset..........        -            -               635

State & other..................     (6,688)      (5,000)         (3,991)
Net deferred...................  $  (6,688)   $  (5,000)     $   (3,356)

In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits realized from preconfirmation net operating loss carryforwards are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then applied to paid-in capital.

Income taxes paid during the nine months ended December 31, 1994, the three months ended March 31, 1994, and the years ended December 31, 1993 and 1992 were $86,000, $756,000, $1,038,000 and $637,000, respectively.


34. Environmental Matters

The company is subject to extensive federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment. Such environmental regulations not only affect the company's operating facilities but also apply to past activities and closed or formerly owned or operated properties or facilities.

While it is not possible to assess accurately the expected impact of future changes in existing regulations or the enactment of new regulations on the company, the capital, operating and other costs of compliance with such environmental requirements could be substantial.

The United States Environmental Protection Agency ("EPA") has completed the Congressionally - mandated study of the potential hazards posed by cement kiln dust ("CKD"), a by-product of cement manufacturing, and on January 31, 1995 issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing Resource Conservation and Recovery Act ("RCRA") hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that the CKD regulations it will be promulgating will be designed to be protective of the environment while at the same time to minimize the burden on the regulated parties. It is not possible to predict at this time what EPA's CKD regulations will provide regarding the imposition of regulatory controls on the management, handling and disposal of CKD, and what, if any, increased costs (or range of costs) will be incurred by the company to comply with the new regulatory requirements. Until the new EPA CKD regulations are finally promulgated (which may take substantial time), CKD will remain exempt from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA.

The company's cement manufacturing facilities which use hazardous waste fuels as a cost saving energy source are subject to strict RCRA, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations (the "BIF Rules"). The two cement manufacturing facilities which burn hazardous waste fuels ("HWF") (Cape Girardeau, Missouri and Greencastle, Indiana plants) qualified for and are currently operating under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that Lone Star will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to maintain compliance or continue to burn HWF. In February 1994, a decision was issued by the United States Court of Appeals for the District of Columbia Circuit in a lawsuit challenging certain aspects of the BIF Rules. Among other things, that court's decision vacated and remanded to EPA a challenged BIF Rules air emissions standard applicable to wet process cement kilns with which the company's Greencastle cement plant had been complying, but upheld two related standards. Prior to the issuance of that Court's mandate vacating and remanding this standard, which followed denials of a motion to reconsider and a petition for certiorari to the United States Supreme Court made by the company and other cement manufacturers adversely affected by the Court's decision, the Greencastle cement plant was able to demonstrate compliance with a surviving standard but only at less than desirable production levels or operating conditions. Accordingly, the Greencastle cement plant has substantially curtailed its use of hazardous waste fuels pending capital upgrades to the plant or the promulgation by EPA of a modified or new BIF Rules air emission standard. The Circuit Court's ruling has no impact upon the current use of hazardous waste fuels at the company's Cape Girardeau cement plant.

In addition, the company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for each of the Cape Girardeau and Greencastle plants to enable it to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the company will be successful in securing a final RCRA permit for either or both of its HWF facilities, or, if able to secure such permits, that the permits will contain terms and conditions with which the company will be able to comply or which will not require costly upgrades to the facilities to enable the company to achieve such compliance.

Since 1991, federal and state environmental agencies have conducted inspections and instituted inquires and administrative actions regarding waste fuel operations at both of the company's cement manufacturing facilities which burn HWF. In the first half of 1994 the company paid amounts totaling approximately $402,000 representing negotiated settlements with federal and state environmental entities of administrative actions that alleged violations of regulations pertaining to the handling and burning of HWF at the Greencastle plant. In March 1994, EPA instituted an administrative proceeding regarding waste fuel operations at the company's Cape Girardeau plant, seeking over $500,000 in civil penalties. The company negotiated a settlement with EPA which requires the payment by the company of a civil penalty of approximately $190,000, approximately $87,000 of which will be offset by two supplemental environmental projects being undertaken at the Cape Girardeau plant to improve its record keeping and compliance capabilities. In addition, in 1994, Lone Star was given official notice by EPA that it intended to pursue a civil penalty action for alleged regulatory violations at the Cape Girardeau facility with respect to the installation of a secondary crusher and the replacement of screens in 1986 and 1987. During discussions with EPA to resolve this issue, EPA indicated that a monetary settlement of approximately $190,000 would be expected. Lone Star has made a counter offer to EPA to which it has not yet received a response. No civil penalty action has yet been filed, pending ongoing attempts to resolve the issue without litigation.

Past operations of the company or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the company or where waste materials generated by the company have been disposed. The company has been identified as one of the parties that may be held responsible by federal or state governmental authorities pursuant to The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") or similar state laws for the costs of investigation and remediation of contamination at sites where waste materials generated by the company were deposited. For thirteen such sites (none of which are currently owned or leased by the company or its subsidiaries) which are on the National Priority List ("NPL") of sites requiring investigation and remediation pursuant to CERCLA, the Company is one of numerous potentially responsible parties ("PRP's") (with the exception of the Utah sites) and available factual information indicates that the company's contributions of waste to the site was small and the company may have certain defenses arising out of the Reorganization.

Included are sites located in: Utah (seven sites, including three NPL sites); Illinois (one NPL site); Texas (two sites, including one NPL site); Missouri (one NPL site); Washington (two NPL sites); Minnesota (two NPL sites); Colorado (one NPL site); Florida (four sites, including two related NPL sites and two non-NPL sites); California (one non-NPL site); Pennsylvania (one NPL site); and Louisiana (one NPL site).

Following are descriptions of proceedings involving certain of the NPL and non-NPL sites set forth above:

For the site located in Colorado, the company availed itself of a de minimis settlement offered by EPA to resolve its liability for that site for a cost of approximately $14,000, subject to certain limitations and the potential for a reopener if the total clean-up ultimately exceeds a certain sum. For another site, one of those located in Washington (i.e., the Harbor Island Superfund site), the company availed itself of the opportunity to join a settling group of PRP's and to resolve its liabilities to the EPA for the soil and groundwater operable unit of the Harbor Island Superfund site at an approximate cost, which Rosebud has agreed to pay, of $250,000 (including the contemplated benefits of a cost-allocation agreement the company has negotiated with another PRP for certain of the site-specific costs for which the company is also responsible). While there may be liability for other operable units associated with this site, the extent of such liability and validity of any defenses to that future imposition of liability is not presently ascertainable. These costs may be borne by Rosebud in accordance with an agreement contemplated by the reorganization transferring certain assets and liabilities of the company to Rosebud.

In July 1989, the company was advised by EPA, that it was a PRP with respect to three adjoining sites in Salt Lake City, Utah on which CKD and small amounts of chrome-containing kiln brick from the company's Utah cement plant had been deposited. In July 1990, EPA and the Utah Department of Health issued a record of decision selecting a remedial action calling for removal of the CKD, over a period of time, to a location to be selected in the Salt Lake City vicinity where an industrial type landfill would be constructed. In December 1994, the Bankruptcy Court approved an agreement among the company, the U.S. Department of Justice, EPA, the U.S. Department of the Interior, the Utah Department of Environmental Quality and Davis County, Utah regarding a settlement pursuant to which among other things, EPA received a general unsecured claim in the company's bankruptcy proceedings in exchange for releases from further liability for investigation and clean-up costs, natural resource damage claims and protection against third-party claims for investigation and clean-up costs.

In October 1989, the company commenced an action in United States District Court in Utah seeking contribution from two PRP's for their share of investigative clean-up costs of the Utah NPL sites. Settlement agreements with the PRP's were approved by the Bankruptcy Court, in 1994 pursuant to which the PRP's received general unsecured claims in the company's bankruptcy proceedings and all their claims against the company were dismissed, subject to their reaching settlements with EPA, the negotiation of which is continuing.

In the early 1970's, the company acquired subsidiaries that conducted woodtreating or wood-dipping operations at two sites in Florida. Contamination from chemicals used in the woodtreating operations at these non-NPL sites have been the subject of various proceedings by federal, state and local environmental entities, as well as lawsuits involving private parties.

In 1992 EPA approved a clean up of soils and water at the Dania, Florida site completed by a subsidiary of the company, pursuant to a pre-petition Administrative Order on Consent. The subsidiary has entered into a Bankruptcy Court approved stipulation with the State of Florida Department of Environmental Protection ("FDEP") committing to undertake a groundwater monitoring program and, if necessary, groundwater treatment. The subsidiary is currently negotiating a consent order with FDEP setting forth the monitoring and possible remediation efforts in detail. This site has been transferred to Rosebud pursuant to the plan and Rosebud has entered into a contract for sale calling for its sale, subject to due diligence, in the first half of 1995. Rosebud plans to fund the clean-up from the proceeds of the sale.

Pursuant to a pre-petition Florida state court-ordered stipulation, a subsidiary of the company completed the clean-up of soils at a site in Dade County, Florida in 1993. The subsidiary had leased this site for woodtreating operations in the 1960's and 1970's. In connection with the Chapter 11 proceedings, the subsidiary resolved its liability to state and local governmental entities by agreeing to undertake further groundwater investigation of the site and, if necessary, soil remediation, groundwater treatment and ground water monitoring programs all within a specified monetary cap of $2,000,000.

Prior to its Chapter 11 filing, the subsidiary commenced a lawsuit in Florida Federal District Court against other PRP's of the Dade County site, for cost recovery and contribution under CERCLA. Two of the PRP's filed counterclaims and proofs of claim in the company's bankruptcy proceedings. A Bankruptcy Court approved settlement agreement entered into among the parties provided that the PRP's will reimburse the subsidiary for a portion of its clean-up costs and dismiss their federal, state and bankruptcy court claims, and the subsidiary will dismiss its federal court claim against the PRP's while committing to undertake the future investigation and, if necessary, remedial work under the Bankruptcy Court stipulation with the state and local environmental entities described above.

At the time of its 1994 sale of its interest in the Santa Cruz cement plant, Rosebud committed to regulatory authorities to undertake the closure of a former waste landfill area at the plant site. The closure is expected to be completed in 1995 at an anticipated cost of approximately $1,500,000. Postclosure monitoring of the site will be the responsibility of the plant owner.

The December 31, 1994 accompanying consolidated balance sheet includes accruals of $7,200,000 which represent the company's current estimate of its liability related to future remediation costs at such sites. This amount includes a $1,000,000 liability recorded during the second quarter of 1994 as part of the sale of the Pennsuco cement plant in Florida to cover any future liability related to Lone Star per the sale contract.

The company believes that it has adequately provided for estimated remediation and other costs at these and other known sites.


35. Litigation

In 1989 and early 1990 purchasers of concrete crossties manufactured by a Lone Star subsidiary brought an action against Lone Star and its subsidiary seeking damages over $200,000,000.

After extensive pre-trial discovery, Lone Star determined that it would be in the best interest of the company to settle the proceedings brought by the railroads, and in late 1992 Lone Star entered into agreements with the purchasers providing for the railroads to receive in the aggregate allowed liquidated unsecured claims in its bankruptcy proceedings of $57,200,000, for one railroad to receive a cash payment of $5,000,000 and for the payment of $4,384,000 to another railroad. The $9,384,000 cash payments have been made and the claims which were approved by the Bankruptcy Court were treated in accordance with the provisions of the company's plan.

In 1989 Lone Star and its subsidiary sued Northeast Cement Co. and its affiliates, Lafarge Corporation and Lafarge Canada, Inc. ("Lafarge"), alleging breach of warranties in connection with the purchase from Northeast Cement Co. by Lone Star's subsidiary of the cement used to manufacture substantially all of the crossties involved in the above proceedings claiming a fraudulent sale of defective cement and seeking compensatory damages growing out of the various crosstie actions, including the foregoing settlements and defense costs at approximately $15,750,000. The suit was tried before a jury in the Maryland Federal District Court in late 1992. The jury found that Lone Star had proven its claim of fraud, breach of certain warranties and negligence, but Lone Star's recovery was limited to $1,213,000 for direct lost profits due to limitations on the awarding of damages in the trial judge's instructions to the jury. Both sides appealed their verdict and in 1994 the Fourth Circuit Court of Appeals vacated the judgment of the District Court and remanded the case for a new trial on all issues relating to both liability and damages and permitted the company to amend its complaint to add a claim of violation of a Massachusetts consumer protection law which allows for attorney fees and doubling and trebling of damages.

On November 30, 1994, the jury in the retrial of the litigation returned a verdict entitling Lone Star to a recovery from Lafarge only on its claim of breach of express warranty and the court entered a partial judgment in favor of Lone Star. Subsequently, the judgment was increased to $9,308,058 to include interest. A hearing was held on March 3, 1995 to consider Lone Star's pending claim under a Massachusetts statute governing unfair trade practices. Both sides can appeal the results of the jury trial and any judgment under the Massachusetts statute. The rights to any recovery of damages in this action have been assigned to Rosebud pursuant to the Plan of Reorganization.

In 1989 Lone Star began an action in the Superior Court of the State of Delaware against the insurance companies (both primary and excess carriers) which insured it during the 1983 to 1989 period, seeking a declaratory judgment as to their duty under the applicable policies to indemnify Lone Star for all damages incurred by it in the various crosstie proceedings and as to the duty of the primary insurance carrier to pay the costs of defending those proceedings. With the approval of the Bankruptcy Court, Lone Star settled its claims against the primary insurance carrier for defense costs for payments to Lone Star of $14,733,000 in cash; setoffs to the carrier's claim in the bankruptcy of approximately $4,778,000 and for $6,500,000 as a set-off to a claim filed in the company's bankruptcy proceedings by that carrier. The rights to any additional recoveries from insurance carriers has been assigned to Rosebud pursuant to the plan. Rosebud and certain of the remaining insurance carriers have negotiated a settlement of the indemnity action which provided for payments to Rosebud of an aggregate of $5,300,000, which was received in July 1994. Rosebud is continuing the indemnify action against the insurance carriers as to which no settlement has been reached and will also seek to recover the costs of the Lafarge action.

The settlement of the consolidated shareholders' class action lawsuits brought against the company and certain of its past and present officers and directors entitled Cohn v. Lone Star Industries, Inc., et al. and Garbarino, et ano. v. Stewart, et al. was approved and adopted by an order of the U.S. District Court for the District of Connecticut on January 20, 1994.

The terms of the settlement agreement, which was entered into by Mr. James E. Stewart, the former Chairman and Chief Executive Officer of Lone Star, includes the dismissal of the claims against Mr. Stewart and the officers and directors of Lone Star and the agreement of Lone Star's directors and officers liability insurers to pay $40,000,000 to establish settlement funds on behalf of the plaintiff classes. In order to participate in these settlement funds, eligible plaintiffs were required to submit a proof of claim by July 29, 1994. Lone Star was dismissed without prejudice from the Cohn action, the only action in which it was named as a defendant by the plaintiffs. The settlement does not constitute an admission by Lone Star, or any of its past and present officers, directors and employees of any liability or wrongdoing on their part. In connection with the company's bankruptcy proceedings, in order to resolve the claims filed by both plaintiff classes without admitting any liability, a claim in the aggregate of $2,500,000 was allowed to the plaintiff classes by the company.

The company, along with numerous other parties, has been named a defendant in a series of toxic tort lawsuits filed in a Texas state court commencing in March, 1994 in which multiple plaintiffs claim to have suffered injury from the proximity of deposits of toxic wastes or substances at a site located near Galveston, Texas. The toxic wastes or substances are alleged to have been deposited at the site starting in the 1940's. The company has retained Texas counsel and has filed answers denying the allegations of the various complaints. The company intends to contest these lawsuits vigorously. The company's insurance carriers have been notified of the claims but the extent of the company insurance coverage, if any, for these lawsuits has not yet been determined. The company has not recorded any provision related to these lawsuits.


36. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1994 and 1993 is as follows (in thousands except per share data):

                         Predecessor|       Successor Company
                           Company  |
                                    |         Quarter
1994                        First   |  Second       Third        Fourth
Net sales.............    $  33,709 |  $  86,995   $  95,969  $  78,681
Gross profit(loss)....    $    (443)|  $  20,264   $  28,276  $  19,783
Net income (loss) before            |
 extraordinary item...    $(150,638)|  $   7,914   $  13,441  $   7,978
Net income(loss)......    $ (23,118)|  $   7,914   $  13,441  $   7,978
Primary and fully diluted           |
 net income per                     |
 common share: .......    $  n/m    |  $    0.62   $    0.99  $    0.61
                                    |
                                       Predecessor Company
                                              Quarter
1993                        First       Second        Third      Fourth
Net sales.............    $  32,477    $  70,580   $  72,778  $  64,236
Gross profit (loss)...    $    (638)   $   9,147   $  10,994  $   8,311
Net income (loss) before
 cumulative effect of
 change in accounting
 principle............  	 $ (13,575)	  $ (28,287)  $  11,480  $  (4,876)
Net income (loss).....	   $ (14,357)	  $ (28,287)  $  11,480  $  (4,876)

Primary and fully
 diluted net income
 (loss) per common share:
  Income (loss) before
   cumulative effect of
   change in accounting
   principle..........    $   (0.89)	  $   (1.78)   $    0.61  $   (0.37)

  Net income (loss)...    $   (0.94)	  $   (1.78)   $    0.61  $   (0.37)




(1)	Gross profit is net of depreciation expense relating to cost of sales of $16,326,000, $4,697,000 and $18,420,000 in the nine months ended
December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993, respectively.
(2)	The effect of preferred stock on the fully diluted earnings per share computation for the four quarters of 1993 was anti-dilutive and, therefore, primary and fully diluted earnings per share are
equivalent.
(3)	Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in
1994 and 1993 does not equal the total computed for the year due to the emergence from Chapter 11 proceedings in 1994 (See Note 2) and the stock transactions which occurred during 1993.
(4)	Earnings per share for the first quarter of 1994 are not meaningful due to reorganization and revaluation entries and the issuance of 12,000,000 shares of new common stock (See Note 2).






























ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	    ACCOUNTING AND FINANCIAL DISCLOSURE.

	This item is inapplicable as no such changes or disagreements have occurred.


PART III


	Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation and Stock Option Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

	Except for information regarding the Company's executive officers set forth in Part I, Item 4, entitled "Executive Officers of the Registrant," the information called for by this
Item is incorporated in this Report by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION.

	The information called for by this Item is incorporated in this Report by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	     MANAGEMENT.

	The information called for by this Item is incorporated in this Report by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	The information called for by this Item is incorporated in this Report by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	     ON FORM 8-K.

(a)   The following documents are filed as a part of this
Report:

  1.  Financial Statements and Schedules: See Index to Financial
	 Statements and Schedules on page 42 of this Report.

  2.  Exhibits:

	2.1	Voluntary Petition for Relief under Chapter 11,
Title 11 of the United States Code dated December 10,
1990 (incorporated herein by reference to Exhibit 28A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

	2.2 	Modified Amended Disclosure Statement Regarding
Debtors' Modified Amended Consolidated Plan of
Reorganization and exhibits thereto (incorporated herein by reference to the Registrant's Form T-3 filed January 14, 1994, File No. 1.022-22175; except for Exhibit J to said Modified Amendment Disclosure
Statement which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and Exhibit K to said Modified Amended Disclosure Statement which is incorporated by reference to the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, filed August 12, 1993, File
Number 1.001-06124).

	2.3	Modification of Debtors' Plan of Reorganization
(incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated
March 1, 1994, filed March 8, 1994, File Number
1.001-06124).

	2.4	Order Confirming Debtors' Modified Amended and
Consolidated Plan of Reorganization Under Chapter 11
of the Bankruptcy Code dated February 17, 1994
(incorporated herein by reference to Exhibit 28E of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

	3.1 	Amended and Restated Certificate of Incorporation
(filed herewith).

	3.2 	Amended By-Laws (incorporated herein by reference to
Exhibit 3(ii) of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

	4.1 	Indenture, dated as of March 29, 1994, between Lone
Star Industries, Inc. and Chemical Bank, as Trustee, relating to 10% Senior Notes Due 2003 of Lone Star
Industries, Inc. (incorporated herein by reference to Exhibit 4A of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

	4.2 	Warrant Agreement, dated April 13, 1994, between Lone
Star Industries, Inc. and Chemical Bank, as Warrant
Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

	4.3 	Financing Agreement, dated as of April 13, 1994,
among Lone Star Industries, Inc., its subsidiary, New
York Trap Rock Corporation, and the CIT
Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 4C of the Registrant's Quarterly
Report on Form 10-Q for the fiscal quarter ended
June 30, 1994).

	10.1 	Order of the United States Bankruptcy Court for the
Southern District of New York, dated September 24,
1992, approving terms of a Separation Pay and Retention Award Plan and authorizing payments thereunder and the Plan (incorporated herein by reference to Exhibit 10E of the Registrant's Annual
Report on Form 10-K for the fiscal year ended
December 31, 1992).

	10.2	Settlement Agreement and Order of the United States
Bankruptcy Court for the Southern District of New
York, dated October 13, 1992 (incorporated herein by reference to Exhibit 1 of the Registrant's Current
Report on Form 8-K, dated October 13, 1992).

	10.3 	Indenture, dated as of March 29, 1994, between
Rosebud Holdings, Inc. and its subsidiaries and Chemical Bank, as Trustee, relating to 10% Asset
Proceeds Note Due 1997 of Rosebud Holdings, Inc.
(incorporated herein by reference to Exhibit 10A of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

	10.4 	Guarantee Agreement, dated as of March 29, 1994, by
Lone Star Industries, Inc. in favor of each and every holder of 10% Asset Proceeds Notes Due 1997 of
Rosebud Holdings, Inc. (incorporated herein by reference to Exhibit 10B of the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

	10.5	Management Services and Asset Disposition Agreement,
dated as of April 13, 1994, between Lone Star
Industries, Inc. and Rosebud Holdings, Inc. and its subsidiaries (incorporated herein by reference to Exhibit 10C of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

     *10.6 	Employment Agreement, dated July 1, 1994, between
David W. Wallace and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10D(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

     *10.7	Stock Option Agreement, dated as of June 8, 1994,
between David W. Wallace and Lone Star Industries,
Inc. (incorporated herein by reference to Exhibit
10D(ii) of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

     *10.8	Employment Agreement, dated July 1, 1994, between
William M. Troutman and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10E(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

     *10.9	Agreement, dated April 15, 1994, between William
M. Troutman and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10E(ii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.10	Stock Option Agreement, dated as of June 8, 1994,
between William M. Troutman and Lone Star Industries,
Inc. (incorporated herein by reference to Exhibit 10E(iii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
1994).

    *10.11	Employment Agreement, dated July 1, 1994, between
John J. Martin and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10F(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.12	Stock Option Agreement, dated as of June 8, 1994,
between John J. Martin and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10F(ii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.13	Form of Indemnification Agreement entered into
between Lone Star Industries, Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.14	Form of "Change of Control" agreement for executive
officers of Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10H of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.15	Change of Control Agreement, dated as of July 1,
1994, between Lone Star Industries, Inc. and Pasquale
P. Diccianni (incorporated herein by reference to Exhibit 10.15 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

    *10.16	Form of 25,000 shares stock option agreement for
executive officers of Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.17	Form of 75,000 shares stock option agreement for
executive officers of Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10J of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.18	Lone Star Industries, Inc. Rosebud Incentive Plan
(incorporated herein by reference to Exhibit 10K of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

    *10.19	Lone Star Industries, Inc. Management Stock Option
Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

    *10.20	Lone Star Industries, Inc. Directors Stock Option
Plan (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

    *10.21	Lone Star Industries, Inc. Employees Stock Purchase
Plan (incorporated herein by reference to Appendix C of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

	10.22	Registration Rights Agreement, dated as of July 18,
1994, among Lone Star Industries, Inc., Metropolitan
Life Insurance Company, Metropolitan Insurance and
Annuity Company and TCW Special Credits, as Agent and
Nominee (incorporated herein by reference to Exhibit
10.22 of the Registrant's Registration Statement on
Form S-1, File Number 33-55377).

	10.23	Settlement Agreement, dated as of February 4, 1994,
between Lone Star Industries, Inc., et al. and the Official Committee of Retired Employees of Lone Star
Industries, Inc., et al. (incorporated herein by reference to Exhibit 10.23 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

	10.24	Settlement Agreement, dated as of April 12, 1994, by
and between Pension Benefit Guaranty Corporation and the Lone Star Group (incorporated herein by reference to Exhibit 10.24 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

	10.25	Agreement, dated as of March 11, 1994, by and between
the Debtors and the Unions (incorporated herein by reference to Exhibit 10.25 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

	10.26	Second Amended and Restated Conveyance of Production
Payment, dated as of March 29, 1994, Lone Star
Industries, Inc. to John Fouhey, as Trustee for
Selleck Hill Trust (incorporated herein by reference to Exhibit 10.26 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

	10.27	Second Amended and Restated Term Loan Agreement,
dated as of March 29, 1994, among John Fouhey, as Trustee for Selleck Hill Trust, Morgan Guaranty Trust
Company of New York, TCW Special Credits, The Chase
Manhattan Bank (N.A.), Wells Fargo Bank, N.A.  and
Morgan Guaranty Trust Company of New York, as Agent
(incorporated herein by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form S-1,
File Number 33-55377).

	10.28	Rights Agreement, dated as of November 10, 1994,
between Lone Star Industries, Inc. and Chemical Bank
(incorporated herein by reference to the Registrant's
Form 8-A, dated November 17, 1994).

	11	Statement re computation of per share earnings (filed
		herewith).

	21	Subsidiaries of the Company (incorporated herein by
reference to Exhibit 21 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

23.1 	Consent of Coopers & Lybrand L.L.P. (filed
      herewith).

23.2 	Consent of Price Waterhouse LLP (filed herewith).

	27	Financial Data Schedules (filed herewith).

	99	Form 11-K for the fiscal year ended December 31, 1994
		for the Lone Star Industries, Inc. Employees Stock Purchase Plan (filed herewith).

(b) Reports on Form 8-K.

	During the last quarter of the fiscal year ending December 31, 1994 Registrant filed the following Current Reports on Form
8-K:

	(1) Form 8-K, November 30, 1994 - Item 5 - Other Events.




*Indicates management contract or compensatory plan or arrangement.












LONE STAR INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1994, THE THREE MONTHS
ENDED MARCH 31, 1994 AND THE YEARS ENDED DECEMBER 31, 1993 AND 1992
(In Thousands)


                                             Additions
                          Balance at  Charged to   Charged           Balance at
                           Beginning  Costs and   to Other  Deductions   End of
Description                of Period   Expenses  Accounts(2)     (1)     Period

For the Nine Months Ended
December 31, 1994
Allowance for doubtful
 accounts deducted from notes
 and accounts receivable      $8,843        700         54      2,371    $7,226


For the Three Months Ended
March 31, 1994
Allowance for doubtful
 accounts deducted from notes
 and accounts receivable      $8,913        260         15        345    $8,843


For the Year Ended
December 31, 1993
Allowance for doubtful
 accounts deducted from notes
 and accounts receivable      $8,033      1,605         63        788    $8,913


For the Year Ended
December 31, 1992
Allowance for doubtful
 accounts deducted from notes
 and accounts receivable      $7,397      1,084        397        845    $8,033



(1) Deductions in the nine months ended December 31, 1994 and the years ended December 31, 1993 and 1992 primarily represent uncollectible accounts charged off. Deductions in the three months ended March 31, 1994 also include certain adjustments related to the company's emergence from its Chapter 11 proceedings.
(2) Represents recoveries of accounts previously charged off, and reserves related to acquisitions and dispositions.









                      	SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.


							By: /s/  JOHN S. JOHNSON
							         JOHN S. JOHNSON
							     Vice President, General
								Counsel and Secretary

							Date:  March 9, 1995

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature             Title or Capacity               Date


/s/  DAVID W. WALLACE        Director, Chairman of the     March 9, 1995
     DAVID W. WALLACE        Board and Chief Executive
                             Officer


/s/ THEODORE F. BROPHY       Director                      March 9, 1995
    THEODORE F. BROPHY


/s/ JAMES E. BACON	          Director                      March 9, 1995
    JAMES E. BACON


/s/  ARTHUR B. NEWMAN        Director                      March 9, 1995
     ARTHUR B. NEWMAN


/s/  ALLEN E. PUCKETT        Director                      March 9, 1995
     ALLEN E. PUCKETT


/s/ ROBERT G. SCHWARTZ       Director                      March 9, 1995
    ROBERT G. SCHWARTZ


/s/ WILLIAM M. TROUTMAN      Director, President and       March 9, 1995
    WILLIAM M. TROUTMAN      Chief Operating Officer


/s/  JACK R. WENTWORTH       Director                      March 9, 1995
     JACK R. WENTWORTH


/s/ WILLIAM E. ROBERTS       Vice President, Chief         March 9, 1995
    WILLIAM E. ROBERTS       Financial Officer, Treasurer
                             and Corporate Controller










INDEX TO EXHIBITS

Exhibit No.			        Description

2.1		Voluntary Petition for Relief under Chapter 11,
Title 11 of the United States Code dated December 10,
1990 (incorporated herein by reference to Exhibit 28A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

2.2 		Modified Amended Disclosure Statement Regarding
Debtors' Modified Amended Consolidated Plan of
Reorganization and exhibits thereto (incorporated herein by reference to the Registrant's Form T-3 filed January 14, 1994, File No. 1.022-22175; except for Exhibit J to said Modified Amendment Disclosure
Statement which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and Exhibit K to said Modified Amended Disclosure Statement which is incorporated by reference to the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993, filed August 12, 1993, File
Number 1.001-06124).

2.3		Modification of Debtors' Plan of Reorganization
(incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated
March 1, 1994, filed March 8, 1994, File Number
1.001-06124).

2.4		Order Confirming Debtors' Modified Amended and
Consolidated Plan of Reorganization Under Chapter 11
of the Bankruptcy Code dated February 17, 1994
(incorporated herein by reference to Exhibit 28E of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

3.1 		Amended and Restated Certificate of Incorporation
(filed herewith).

3.2 		Amended By-Laws (incorporated herein by reference to
Exhibit 3(ii) of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

4.1 		Indenture, dated as of March 29, 1994, between Lone
Star Industries, Inc. and Chemical Bank, as Trustee, relating to 10% Senior Notes Due 2003 of Lone Star
Industries, Inc. (incorporated herein by reference to Exhibit 4A of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

4.2 		Warrant Agreement, dated April 13, 1994, between Lone
Star Industries, Inc. and Chemical Bank, as Warrant
Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

4.3 		Financing Agreement, dated as of April 13, 1994,
among Lone Star Industries, Inc., its subsidiary, New
York Trap Rock Corporation, and the CIT
Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 4C of the Registrant's Quarterly
Report on Form 10-Q for the fiscal quarter ended
June 30, 1994).

10.1 		Order of the United States Bankruptcy Court for the
Southern District of New York, dated September 24,
1992, approving terms of a Separation Pay and Retention Award Plan and authorizing payments thereunder and the Plan (incorporated herein by reference to Exhibit 10E of the Registrant's Annual
Report on Form 10-K for the fiscal year ended
December 31, 1992).

10.2		Settlement Agreement and Order of the United States
Bankruptcy Court for the Southern District of New
York, dated October 13, 1992 (incorporated herein by reference to Exhibit 1 of the Registrant's Current
Report on Form 8-K, dated October 13, 1992).

10.3 		Indenture, dated as of March 29, 1994, between
Rosebud Holdings, Inc. and its subsidiaries and Chemical Bank, as Trustee, relating to 10% Asset
Proceeds Note Due 1997 of Rosebud Holdings, Inc.
(incorporated herein by reference to Exhibit 10A of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

10.4 		Guarantee Agreement, dated as of March 29, 1994, by
Lone Star Industries, Inc. in favor of each and every holder of 10% Asset Proceeds Notes Due 1997 of
Rosebud Holdings, Inc. (incorporated herein by reference to Exhibit 10B of the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

10.5		Management Services and Asset Disposition Agreement,
dated as of April 13, 1994, between Lone Star
Industries, Inc. and Rosebud Holdings, Inc. and its subsidiaries (incorporated herein by reference to Exhibit 10C of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

*10.6 	Employment Agreement, dated July 1, 1994, between
David W. Wallace and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10D(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.7		Stock Option Agreement, dated as of June 8, 1994,
between David W. Wallace and Lone Star Industries,
Inc. (incorporated herein by reference to Exhibit
10D(ii) of the Registrant's Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30,
1994).

*10.8		Employment Agreement, dated July 1, 1994, between
William M. Troutman and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10E(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.9		Agreement, dated April 15, 1994, between William
M. Troutman and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10E(ii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.10	Stock Option Agreement, dated as of June 8, 1994,
between William M. Troutman and Lone Star Industries,
Inc. (incorporated herein by reference to Exhibit 10E(iii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
1994).

*10.11	Employment Agreement, dated July 1, 1994, between
John J. Martin and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10F(i) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.12	Stock Option Agreement, dated as of June 8, 1994,
between John J. Martin and Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10F(ii) of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.13	Form of Indemnification Agreement entered into
between Lone Star Industries, Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.14	Form of "Change of Control" agreement for executive
officers of Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10H of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.15	Change of Control Agreement, dated as of July 1,
1994, between Lone Star Industries, Inc. and Pasquale
P. Diccianni (incorporated herein by reference to Exhibit 10.15 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

*10.16	Form of 25,000 shares stock option agreement for
executive officers of Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.17	Form of 75,000 shares stock option agreement for
executive officers of Lone Star Industries, Inc.
(incorporated herein by reference to Exhibit 10J of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.18	Lone Star Industries, Inc. Rosebud Incentive Plan
(incorporated herein by reference to Exhibit 10K of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994).

*10.19	Lone Star Industries, Inc. Management Stock Option
Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

*10.20	Lone Star Industries, Inc. Directors Stock Option
Plan (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

*10.21	Lone Star Industries, Inc. Employees Stock Purchase
Plan (incorporated herein by reference to Appendix C of the Registrant's Definitive Proxy Statement, dated
May 11, 1994).

10.22		Registration Rights Agreement, dated as of July 18,
1994, among Lone Star Industries, Inc., Metropolitan
Life Insurance Company, Metropolitan Insurance and
Annuity Company and TCW Special Credits, as Agent and
Nominee (incorporated herein by reference to Exhibit
10.22 of the Registrant's Registration Statement on
Form S-1, File Number 33-55377).

10.23		Settlement Agreement, dated as of February 4, 1994,
between Lone Star Industries, Inc., et al. and the Official Committee of Retired Employees of Lone Star
Industries, Inc., et al. (incorporated herein by reference to Exhibit 10.23 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

10.24		Settlement Agreement, dated as of April 12, 1994, by
and between Pension Benefit Guaranty Corporation and the Lone Star Group (incorporated herein by reference to Exhibit 10.24 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

10.25		Agreement, dated as of March 11, 1994, by and between
the Debtors and the Unions (incorporated herein by reference to Exhibit 10.25 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

10.26		Second Amended and Restated Conveyance of Production
Payment, dated as of March 29, 1994, Lone Star
Industries, Inc. to John Fouhey, as Trustee for
Selleck Hill Trust (incorporated herein by reference to Exhibit 10.26 of the Registrant's Registration
Statement on Form S-1, File Number 33-55377).

10.27		Second Amended and Restated Term Loan Agreement,
dated as of March 29, 1994, among John Fouhey, as Trustee for Selleck Hill Trust, Morgan Guaranty Trust
Company of New York, TCW Special Credits, The Chase
Manhattan Bank (N.A.), Wells Fargo Bank, N.A.  and
Morgan Guaranty Trust Company of New York, as Agent
(incorporated herein by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form S-1,
File Number 33-55377).

10.28		Rights Agreement, dated as of November 10, 1994,
between Lone Star Industries, Inc. and Chemical Bank
(incorporated herein by reference to the Registrant's
Form 8-A, dated November 17, 1994).

11		Statement re computation of per share earnings (filed
		herewith).

21		Subsidiaries of the Company (incorporated herein by
reference to Exhibit 21 of the Registrant's
Registration Statement on Form S-1, File Number 33-
55377).

23.1 		Consent of Coopers & Lybrand L.L.P. (filed
      herewith).

23.2 		Consent of Price Waterhouse LLP (filed herewith).

27		Financial Data Schedules (filed herewith).

99		Form 11-K for the fiscal year ended December 31, 1994
		for the Lone Star Industries, Inc. Employees Stock Purchase Plan (filed herewith).

*Indicates management contract or compensatory plan or arrangement.










	RESTATED CERTIFICATE OF INCORPORATION OF
	LONE STAR INDUSTRIES, INC.



	LONE STAR INDUSTRIES, INC., a corporation organized and existing under the laws of the State of Delaware (the "corporation"), hereby certifies as follows:

	The name under which the corporation was originally incorporated is LCE Corporation which was changed to Lone Star Cement Corporation on May 28, 1969, and the name Lone Star Cement Corporation was changed to Lone Star Industries, Inc. on May 20, 1971. The date of the filing of the original Certificate of Incorporation of the corporation with the Secretary of State of the State of Delaware is October 14, 1968.

	This Restated Certificate of Incorporation merely restates and integrates and does not further amend the provisions of the Amended and Restated Certificate of Incorporation of this corporation as heretofore amended or supplemented by a Certificate of Correction and there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation.

	The text of the Amended and Restated Certificate of Incorporation as amended or supplemented heretofore is hereby restated without further amendments or changes to read as herein set forth in full:

	FIRST:  The name of the corporation is Lone Star Industries, Inc.

	SECOND: The registered office of the corporation is to be located at 1209 Orange Street, in the City of Wilmington, County of New Castle, State of Delaware. The name of its registered agent at that address is The Corporation Trust Company.

	THIRD: The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

	FOURTH: The corporation shall have the authority to issue Twenty Five Million (25,000,000) shares of common stock, par value one dollar ($1.00) per share.

	FIFTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders of class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class or creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

	SIXTH: To the fullest extent that elimination or limitation of the liability of directors is permitted by law, as the same is now or may hereafter be in effect, no director of the corporation shall be liable to the corporation or its stockholders for monetary damages for breach of his or her fiduciary duty as a director.

	SEVENTH: The corporation shall, to the fullest extent permitted by law, as the same is now or may hereafter be in effect, indemnity each person (including the heirs, executors, administrators and other personal representatives of such person) against expenses including attorneys' fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by such person in connection with any threatened, pending or completed suit, action or proceeding (whether civil, criminal, administrative or investigative in nature or otherwise) in which such person may be involved by reason of the fact that he or she is or was a director or officer of the corporation or is or was serving any other incorporated or unincorporated enterprise in such capacity at the request of the corporation.

	EIGHTH: Unless, and except to the extent that the by-laws of the corporation shall so require, the election of directors of the corporation need not be by written ballot. The board of directors shall be divided into three classes of directors, each class to be as nearly equal in number of directors, as possible. The initial term of office of each director in the first class will expire at the annual meeting of stockholders in 1994; the initial term of office of each director in the second class will expire at the annual meeting of stockholders in 1995; and the initial term of office of each director in the third class shall expire at the annual meeting of stockholders in 1996. At each annual election, commencing at the annual meeting of stockholders in 1994, the successors to the class of directors whose term expires at that time shall be elected to hold office for a term of three (3) years, and until their respective successors shall be elected and qualified, to succeed those directors whose term expires, so that the term of one class of directors will expire each year.

	NINTH: The board of directors may from time to time adopt, amend or repeal the by-laws of the corporation, subject to the power of the stockholders to adopt any by-laws or to amend or repeal any by-laws adopted, amended or repealed by the board of directors.

	This Restated Certificate of Incorporation was duly adopted by the board of directors in accordance with Section 245 of the General
Corporation Law of the State of Delaware.

	IN WITNESS WHEREOF, this Restated Certificate of Incorporation has been executed and attested by the corporation's duly authorized officers this 16th day of January, 1995.



							        /s/John S. Johnson
							Name:      John S. Johnson
							Title:  Vice President, General
								    Counsel and Secretary


ATTEST:



     /s/Beth M. Geller
Name:   Beth M. Geller
Title   Assistant Secretary



















                                                                   EXHIBIT 11
LONE STAR INDUSTRIES, INC.
COMPUTATION OF EARNINGS PER COMMON SHARE
(In Thousands Except Per Share Amounts)


                                      Successor
                                       Company          Predecessor Company

                                        For the   |   For the      For the
                                      Nine Months | Three Months    Year
                                         Ended    |    Ended        Ended
                                      December 31,|  March 31,   December 31,
                                          1994    |    1994          1993
PER SHARE OF COMMON STOCK - PRIMARY               |
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles..........................  $  29,333  |   $ (23,118)  $ (35,258)
 Less: Provisions for preferred                   |
  dividends (4)......................       -     |       1,278       5,112
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles applicable to common                  |
 stock...............................     29,333  |     (24,396)    (40,370)
Cumulative effect of changes in                   |
 accounting principles, net of taxes(3)     -     |        -           (782)
                                                  |
Net interest expense reduction (1)...      2,094  |        -             -
                                                  |
Net income (loss) applicable to                   |
 common stock........................  $  31,427  |   $ (24,396)  $ (41,152)
Weighted average shares outstanding               |
 during period (5)...................     12,000  |        n/m       16,644
 Options and warrants in excess of                |
  20% limit (1)......................      2,132  |        -             -
Weighted average shares outstanding               |
 during period (5)...................     14,132  |        n/m       16,644
Income (loss) per common share:                   |
 Income (loss) before cumulative                  |
  effect of changes in accounting                 |
  principles.........................  $    2.22  |       n/m (2)  $  (2.43)
 Cumulative effect of changes in                  |
  accounting principles..............       -     |        -          (0.05)
      Net income (loss)..............  $    2.22  |       n/m (2) $   (2.47)
                                                  |
PER SHARE OF COMMON STOCK ASSUMING                |
FULL DILUTION                                     |
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles..........................  $  29,333  |   $ (23,118)  $ (35,258)
  Plus: Net interest expense                      |
        reduction (1)................      2,008  |        -           -
  Less: Provisions for dividends.....       -     |        -           -
Income (loss) before cumulative                   |
 effect of changes in accounting                  |
 principles applicable to common                  |
 stock...............................     31,341  |     (23,118)    (35,258)
Cumulative effect of changes in                   |
 accounting principles, net of taxes.       -     |        -           (782)
Net income (loss) applicable to                   |
 common stock........................  $  31,341  |   $ (23,118)  $ (36,040)
                                                  |
Common shares outstanding at                      |
 beginning of period.................     12,000  |        n/m       16,644
Conversion of $13.50 preferred shares             |
 outstanding at beginning of period..       -     |        n/m          955
Conversion of $4.50 preferred shares              |
 outstanding at beginning of period..       -     |        n/m           45
Stock options and warrants in excess              |
 of 20% limit (1)....................      2,132  |        n/m         -
Common shares issued from treasury                |
 stock...............................       -     |        n/m         -
Fully diluted shares outstanding.....     14,132  |        n/m (2)   17,644
Income (loss) per common share                    |
 assuming full dilution:                          |
 Income (loss) before cumulative                  |
  effect of changes in accounting                 |
  principles.........................  $    2.22  |        n/m     $  (2.00)
Cumulative effect of changes in                   |
 accounting principles...............       -     |        -           (.04)
      Net income (loss)..............  $    2.22  |        n/m (2) $  (2.04)


(1)	Due to the fact that the company's aggregate number of common stock equivalents is in excess of 20% of its outstanding common stock, primary and fully diluted earnings per share have been calculated using the modified treasury stock method for the nine months ended December
31, 1994.
(2)	Earnings per share for the three months ended March 31, 1994 are not meaningful due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.  Earnings per share amounts for the successor company are not comparable to those of the predecessor company.
(3)	In 1992, the company adopted Statements of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits
Other than Pensions", and No. 109, "Accounting for Income Taxes", effective January 1, 1992. In the first quarter of 1993, Kosmos Cement Company, one of the company's joint ventures, adopted SFAS No. 106.
(4)	Provisions for preferred dividends are computed on an accrual basis and, therefore, may differ from preferred dividends declared.  Due to the Chapter 11 proceedings, the company stopped accruing for preferred stock dividends as of September 15, 1990.  However, the full year's amount of dividends are included for this calculation.
(5)	Common stock options are not reflected in primary earnings per share computations for the years ended December 31, 1993, 1992, 1991 and 1990 because their effect is not significant.
(6)	The computation of fully diluted earnings per share submitted herein is in accordance with Regulation S-K item 601(b)(11) although it is contrary to Paragraph 40 of APB Opinion No. 15 because it produces anti-dilutive results for the four years ended December 31, 1993.






                                                   											EXHIBIT 11
										                                             	     (Continued)
LONE STAR INDUSTRIES, INC.
COMPUTATION OF EARNINGS PER COMMON SHARE
(In Thousands Except Per Share Amounts)

                                               Predecessor Company


                                          For the Year Ended December 31,
                                         1992           1991         1990
PER SHARE OF COMMON STOCK - PRIMARY
Income (loss) before cumulative
 effect of changes in accounting
 principles..........................  $ (45,428)     $  (5,547)  $ (66,739)
 Less: Provisions for preferred
  dividends (4)......................      5,113          5,114       5,119
Income (loss) before cumulative
 effect of changes in accounting
 principles applicable to common
 stock...............................    (50,541)       (10,661)    (71,858)
Cumulative effect of changes in
 accounting principles, net of taxes.   (118,914)          -           -

Net interest expense reduction (1)...       -              -           -

Net income (loss) applicable to
 common stock........................  $(169,455)     $ (10,661)  $ (71,858)
Weighted average shares outstanding
 during period (5)...................     16,641         16,582      16,559
 Options and warrants in excess of
  20% limit (1)......................       -              -           -
Weighted average shares outstanding
 during period (5)...................     16,641         16,582      16,559
Income (loss) per Common Share:
 Income (loss) before cumulative
  effect of changes in accounting
  principles.........................  $   (3.03)     $   (0.64)  $   (4.34)
 Cumulative effect of changes in
  accounting principles..............      (7.15)          -           -
      Net income (loss)..............  $  (10.18)     $   (0.64)  $   (4.34)
PER SHARE OF COMMON STOCK ASSUMING
FULL DILUTION
Income (loss) before cumulative
 effect of changes in accounting
 principles..........................  $ (45,428)     $  (5,547)  $ (66,739)
  Plus: Net interest expense
        reduction (1)................       -              -           -
  Less: Provisions for dividends.....       -              -           -
Income (loss) before cumulative
 effect of changes in accounting
 principles applicable to common
 stock...............................    (45,428)        (5,547)    (66,739)
Cumulative effect of changes in
 accounting principles, net of taxes.   (118,914)          -             -
Net income (loss) applicable to
 common stock........................  $(164,342)     $  (5,547)  $ (66,739)

Common shares outstanding at
 beginning of period.................     16,621         16,560      16,558
Conversion of $13.50 preferred shares
 outstanding at beginning of period..        955            955         955
Conversion of $4.50 preferred shares
 outstanding at beginning of period..         46             48          50
Stock options and warrants in excess
 of 20% limit (1)....................       -              -           -
Common shares issued from treasury
 stock...............................       - 22             58        -
Fully diluted shares outstanding.....     17,644         17,621      17,563
Income (loss) per common share
 assuming full dilution:
 Income (loss) before cumulative
  effect of changes in accounting
  principles.........................  $   (2.57)     $   (0.31)   $  (3.80)
Cumulative effect of changes in
 accounting principles...............      (6.74)          -           -
      Net income (loss)..............  $   (9.31)     $   (0.31)   $  (3.80)


(1)	Due to the fact that the company's aggregate number of common stock equivalents is in excess of 20% of its outstanding common stock, primary and fully diluted earnings per share have been calculated using the modified treasury stock method for the nine months ended December
31, 1994.
(2)	Earnings per share for the three months ended March 31, 1994 are not meaningful due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.  Earnings per share amounts for the successor company are not comparable to those of the predecessor company.
(3)	In 1992, the company adopted Statements of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits
Other than Pensions", and No. 109, "Accounting for Income Taxes", effective January 1, 1992. In the first quarter of 1993, Kosmos Cement Company, one of the company's joint ventures, adopted SFAS No. 106.
(4)	Provisions for preferred dividends are computed on an accrual basis and, therefore, may differ from preferred dividends declared.  Due to the Chapter 11 proceedings, the company stopped accruing for preferred stock dividends as of September 15, 1990.  However, the full year's amount of dividends are included for this calculation.
(5)	Common stock options are not reflected in primary earnings per share computations for the years ended December 31, 1993, 1992, 1991 and 1990 because their effect is not significant.
(6)	The computation of fully diluted earnings per share submitted herein is in accordance with Regulation S-K item 601(b)(11) although it is contrary to Paragraph 40 of APB Opinion No. 15 because it produces anti-dilutive results for the four years ended December 31, 1993.










                                                										    Exhibit 23.1




	CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of Lone Star Industries, Inc. on Form S-1 (File No. 33-55377)and S-8 (File Nos. 33-55277, 33-55261, and 33-55229) of our
report, dated February 10, 1995, which includes an explanatory paragraph related to the Company's reorganization effective April 14, 1994, accompanying the consolidated financial statements and financial statement schedule of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1994, March 31, 1994 and December 31, 1993 and for the nine months ended December 31, 1994, the three months ended March 31, 1994, and the two years ended December 31, 1993, which report is included in this Annual Report on Form 10-K.







Coopers & Lybrand L.L.P.
Stamford, Connecticut
March 13, 1995




                                                    										Exhibit 23.2




	CONSENT OF OTHER INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of this Registration Statement on Form S-1 (No. 33-55377) and in the Registration Statements on Form S-8 (Nos. 33-55277, 33-55261, 33-55229) of Lone Star Industries, Inc. of our report dated February 4, 1993 related to the combined financial statements of the Lone Star Industries, Inc. International Division appearing on page 45 of this Form 10-K of Lone Star Industries, Inc.




PRICE WATERHOUSE LLP

Stamford, Connecticut
March 13, 1995




















	FORM 11-K

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

Commission File Number 1-06124

A. Full title of the plan and address of the plan, if different from that of the issuer named below:

			Lone Star Industries, Inc.
			Employees Stock Purchase Plan

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

			Lone Star Industries, Inc.
			300 First Stamford Place
			P. O. Box 120014
			Stamford, CT  06912-0014


	The Plan has no financial statements.