Form 10-Q
period 1995-03-31
LONE STAR INDUSTRIES INC
filed 1995-05-12
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of May 5, 1995:

       Common Stock, par value $1 per share - 12,070,483 shares