Form 10-Q
period 1995-06-30
LONE STAR INDUSTRIES INC
filed 1995-08-11
CIK 60195

TABLE OF CONTENTS



                                           												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 1995
   (Unaudited), the Three Months Ended June 30,
   1994 (Unaudited) and the Three Months Ended
   March 31, 1994........................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30,
   1995 (Unaudited), the Three Months Ended
   June 30, 1994 (Unaudited) and the Three
   Months Ended March 31, 1994...........................4

Consolidated Balance Sheets - June 30, 1995
   (Unaudited) and December 31, 1994.....................5

Consolidated Statements of Cash Flows - For the
   Three and Six Months Ended June 30, 1995
   (Unaudited), the Three Months Ended June 30,
   1994 (Unaudited) and the Three Months Ended
   March 31, 1994........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........23

PART II.	OTHER INFORMATION.......................................30

SIGNATURES.........................................................32



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)


                                                                 Predecessor
                                    Successor Company              Company

                             For the      For the      For the  |    For the
                          Three Months  Three Months  Six Months| Three Months
                             Ended         Ended        Ended   |     Ended
                            June 30,      June 30,     June 30, |   March 31,
Consolidated Income           1995          1994         1995   |      1994
                          (Unaudited)   (Unaudited)  (Unaudited)|
Revenues:                                                       |
                                                                |
 Net sales                   $ 87,553    $ 86,995      $140,264 |    $ 33,709
 Joint venture income           1,551       1,269         2,224 |         381
 Other income, net                643       1,134         1,810 |       2,691
                               89,747      89,398       144,298 |      36,781
                                                                |
Deductions from revenues:                                       |
 Cost of sales                 55,208      61,403       101,783 |      29,694
 Selling, general and                                           |
  administrative expenses       7,629       7,798        15,253 |       9,836
 Depreciation and depletion     5,907       5,979        11,737 |       6,688
 Recovery of litigation                                         |
  settlement                        -           -          -    |      (6,500)
 Interest expense (contractual                                  |
  interest for the three                                        |
  months ended March 31, 1994                                   |
  of $7,631)                    2,336       2,219         4,677 |         233
                               71,080      77,399       133,450 |      39,951
Income (loss) before                                            |
 reorganization items and                                       |
 income taxes                  18,667      11,999        10,848 |      (3,170)
Reorganization items:                                           |
 Adjustments to fair value       -           -             -    |    (133,917)
 Other items                     -           -             -    |     (13,396)
                                 -           -             -    |    (147,313)
                                                                |
Income (loss) before income                                     |
 taxes and extraordinary item  18,667      11,999        10,848 |    (150,483)
 Provision for income taxes    (6,534)     (4,085)       (3,797)|        (155)
                                                                |
Income (loss) before                                            |
 extraordinary item            12,133       7,914         7,051 |    (150,638)
Extraordinary item: gain on                                     |
 discharge of prepetition                                       |
 liabilities                     -           -             -    |     127,520
                                                                |
                                                                |
Income (loss) before preferred                                  |
 dividends                     12,133       7,914         7,051 |     (23,118)
Provisions for preferred                                        |
  dividends                      -           -             -    |      (1,278)
                                                                |
Net income (loss) applicable                                    |
 to common stock             $ 12,133    $  7,914      $  7,051 |   ($ 24,396)
                                                                |
Weighted average common                                         |
 shares outstanding            12,071      12,000        12,069 |      n/m (a)
                                                                |
                                                                |
Primary income (loss) per                                       |
  common share:                                                 |
Income (loss) before extraordinary                              |
 item                           $0.89       $0.62         $0.58 |     n/m  (a)
Extraordinary item: gain on                                     |
 discharge of prepetition                                       |
 liabilities                     -           -             -    |     n/m  (a)
Net income (loss) per common                                    |
 share                          $0.89       $0.62         $0.58 |     n/m  (a)
                                                                |
                             ________    ________      ________ |   _______
Fully diluted income (loss)                                     |
  per common share              $0.89       $0.62         $0.57 |     n/m  (a)


(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In Thousands)


                                                                  Predecessor
                                      Successor Company              Company

                             For the      For the      For the  |    For the
                          Three Months  Three Months  Six Months| Three Months
                             Ended         Ended        Ended   |     Ended
                            June 30,      June 30,     June 30  |   March 31,
                              1995          1994         1995   |      1994
                          (Unaudited)   (Unaudited)  (Unaudited)|
                                                                |
Retained earnings, beginning                                    |
 of period                  $  24,251   $    -       $   29,333 |  ($ 187,896)
                                                                |
Net income (loss)              12,133       7,914         7,051 |     (23,118)
                                                                |
Dividends                        (604)       -            (604) |        -
                                                                |
Retained earnings (accumulated                                  |
 deficit)                      35,780       7,914        35,780 |    (211,014)
                                                                |
Elimination of accumulated                                      |
 deficit                         -           -             -    |     211,014
                                                                |
Retained earnings, end of                                       |
 period                     $  35,780   $   7,914    $   35,780 |   $     -


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





















LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                    June 30,     December 31,
                                                      1995           1994
                                                  (Unaudited)
Assets:
  Current assets:
    Cash, including cash equivalents of $26,624,
     and $54,782                                    $ 29,728        $ 55,398
    Accounts and notes receivable, net                40,838          32,480
    Inventories:
       Finished goods                                 27,907          21,800
       Work in process and raw materials               8,439           3,786
       Supplies and fuel                              19,228          19,943
                                                      55,574          45,529

    Other current assets                               6,223           3,243
       Total current assets                          132,363         136,650

  Joint ventures                                      20,398          18,174

  Property, plant and equipment                      345,103         326,545
  Less accumulated depreciation and depletion         28,081          16,593
                                                     317,022         309,952

  Other assets and deferred charges                    1,773           1,544
       Total assets other than liquidating
        subsidiary                                   471,556         466,320

  Assets of liquidating subsidiary (See Note 5)       67,000          87,000
       Total assets                                 $538,556        $553,320

Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                $ 11,351        $ 14,272
    Accrued liabilities                               46,058          47,337
    Other current liabilities                          5,011           3,650
       Total current liabilities                      62,420          65,259

  Senior notes payable                                78,000          78,000
  Production payment                                  14,966          16,966
  Postretirement benefits other than pensions        130,404         129,634
  Pensions                                            12,195          14,345
  Deferred income taxes                                6,689           6,688
  Other liabilities                                   33,785          32,965
  Contingencies (Notes 12 and 13)                   ________        ________
       Total liabilities other than liquidating
        subsidiary                                   338,459         343,857

  Asset proceeds notes of liquidating subsidiary
   (See Note 5)                                       67,000          87,000
                                                    ________        ________
       Total liabilities                             405,459         430,857

Shareholders' Equity:
  Common stock                                        12,071          12,000
  Warrants to purchase common stock                   15,611          15,613
  Additional paid-in capital                          69,650          65,700
  Retained earnings                                   35,780          29,333
  Cumulative translation adjustment                      (15)           (183)
                                                     133,097         122,463
       Total liabilities and shareholders'
        equity                                      $538,556        $553,320


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                  Predecessor
                                      Successor Company              Company

                                        For the       For the   |    For the
                                       Six Months   Three Months| Three Months
                                         Ended         Ended    |      Ended
                                        June 30,      June 30,  |    March 31,
                                          1995          1994    |      1994
                                      (Unaudited)    (Unaudited)|
                                                                |
Cash Flows from Operating Activities:                           |
                                                                |
Income (loss) before extraordinary item $   7,051     $   7,914 |  ($ 150,638)
Adjustments to arrive at net cash used                          |
  by operating activities:                                      |
    Depreciation and depletion             11,737         5,979 |       6,688
    Deferred income taxes                   3,797         4,085 |         155
    Recovery of litigation settlement        -             -    |      (6,500)
    Changes in operating assets and                             |
      liabilities:                                              |
        Accounts and notes receivable      (8,495)      (14,997)|      22,157
        Inventories and other current                           |
          assets                          (13,228)        3,340 |     (17,189)
        Accounts payable and                                    |
          accrued liabilities              (4,007)        2,555 |      (1,808)
    Unremitted earnings of joint ventures  (2,224)       (1,269)|         619
    Adjustments to fair value                -             -    |     133,917
    Other reorganization items               -             -    |      13,396
    Other, net                               (979)       (1,610)|      (5,866)
Net cash (used) provided by operating                           |
  activities before reorganization items   (6,348)        5,997 |      (5,069)
                                                                |
Operating cash flows from reorganization items:                 |
    Interest received on cash accumulated                       |
      because of Chapter 11 proceedings      -             -    |       1,998
    Professional fees and administrative                        |
      expenses                               -           (5,247)|      (5,849)
    Professional fees escrow pursuant to                        |
      the reorganization plan                -             -    |     (12,431)
Net cash used by reorganization items        -           (5,247)|     (16,282)
Net cash (used) provided by operating                           |
  activities                               (6,348)          750 |     (21,351)
                                                                |
Cash Flows from Investing Activities:                           |
                                                                |
Capital expenditures                      (19,655)       (5,984)|      (6,695)
Proceeds from sales of assets               1,352        21,882 |         148
Proceeds from sales of assets held for                          |
   sale                                      -             -    |       2,457
Other, net                                   -             -    |        (348)
Net cash (used) provided by investing                           |
  activities                              (18,303)       15,898 |      (4,438)
                                                                |
Cash Flows from Financing Activities:                           |
                                                                |
Cash distribution pursuant to the                               |
  reorganization plan                        -             -    |    (200,451)
Transfer to liquidating subsidiary           -             -    |      (5,010)
Proceeds from exercise of options           1,076          -    |        -
Proceeds from exercise of warrants              9          -    |        -
Dividends paid                               (604)         -    |        -
Reduction of production payment            (1,500)         -    |      (1,000)
Net cash used by financing activities      (1,019)         -    |    (206,461)
                                                                |
Net increase (decrease) in cash and cash                        |
  equivalents                             (25,670)       16,648 |    (232,250)
                                                                |
Cash and cash equivalents, beginning of                         |
  period                                   55,398        12,147 |     244,397
Cash and cash equivalents, end of period$  29,728     $  28,795 |   $  12,147



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of operations for the three and six months ended June 30, 1995, the three months ended June 30, 1994 and the three months ended March 31, 1994, and the cash flows for the six months ended June 30, 1995, the three months ended June 30, 1994 and the three months ended March 31, 1994. As discussed in Notes 2, 3, and 4, the Company emerged from its bankruptcy proceedings on April 14, 1994, with an effective date for accounting purposes of March 31, 1994. Accordingly, operating results for the three months ended March 31, 1994 are those of the predecessor company.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1994. The Company's operations are seasonal and, consequently, interim results are not necessarily indicative of the results to be expected for a full year. In addition, having operated for over three years in bankruptcy, results of operations prior to emergence from bankruptcy are not indicative of results of operations outside of bankruptcy proceedings. Also affecting comparability are differences in the operating units of the successor company and the predecessor company.

Certain previously reported amounts have been reclassified in order to conform with current year presentation. In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), income tax benefits realized from preconfirmation net operating loss carryforwards were used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and are now used to increase additional paid-in capital.


Note 2 - Reorganization

In order to achieve a long-term solution to its financial, litigation and business problems, on December 10, 1990, Lone Star Industries, Inc. together with certain of its subsidiaries (including two subsidiaries filing on December 21, 1990), filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"), and operated their respective businesses as debtors-in-possession until April 14, 1994. On February 17, 1994, with the approval of all voting classes of creditors and equity holders, the Bankruptcy Court confirmed the Debtors Modified Amended Consolidated Plan of Reorganization dated November 4, 1993 (as further modified on February 17, 1994) (the "plan"). On April 14, 1994, (the "effective date") the plan became effective, and distributions to creditors and shareholders commenced. In accordance with the plan, certain core cement, ready-mixed concrete and construction aggregates operations constitute the reorganized Lone Star. Other non-core assets of the Company and their associated liabilities including the Nazareth, Pennsylvania cement plant, the Santa Cruz, California cement plant and the Company's interests in the RMC LONESTAR, Hawaiian Cement and Lone Star Falcon joint ventures, certain surplus real estate and certain litigations were transferred to Rosebud Holdings, Inc., a wholly-owned liquidating subsidiary and its subsidiaries (collectively "Rosebud") for disposition and distribution of the proceeds of such dispositions, for the benefit of unsecured creditors (See Note 5).


Note 3 - Basis of Presentation

As of the effective date of the plan, the sum of allowed claims plus post-petition liabilities of the Company exceeded the value of its pre-confirmation assets. In addition, the Company experienced a change in control as pre-reorganization equity holders received less than 50% of the reorganized Lone Star common stock issued pursuant to the plan. Therefore, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), the Company adopted "fresh-start" reporting which assumes that a new reporting entity was created and required assets and liabilities be adjusted to their fair values as of the effective date.

Although the plan became effective on April 14, 1994, for accounting purposes the effective date of the plan is considered to be March 31, 1994, and accordingly, the Company has adopted fresh-start reporting as of March 31, 1994. Adjustments were recorded as of March 31, 1994 to reflect the effects of the consummation of the plan and to reflect the implementation of fresh-start reporting. The reorganization value of the Company was determined using several factors and by reliance on various valuation methods, including discounted cash flows, price/earnings ratios and other applicable ratios. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the entity after the reorganization. Based on information from parties in interest and from Lone Star's financial advisors, the total reorganization value of the Company was $579,411,000. The reorganization value was then allocated to the Company's assets and liabilities in conformity with the Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16"), as specified by SOP No. 90-7. Income related to the settlement of liabilities subject to the Company's Chapter 11 proceedings is included in the accompanying consolidated statement of operations as an extraordinary gain on discharge of prepetition liabilities. The gains or losses related to the adjustments of assets and liabilities to fair value are included in reorganization items in the accompanying consolidated statement of operations (See Note
7).

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


Note 4  -  Pro Forma Information

The following pro forma condensed financial information of the Company and its subsidiaries illustrates the estimated financial effects of the implementation of the plan (which resulted in the end of the Company's 1989 Restructuring Program) and its adoption of fresh-start reporting. Pro forma statement of operations data for the three months ended March 31, 1994 have been presented as if the Company had emerged from its Chapter 11 bankruptcy proceedings and adopted fresh-start reporting prior to January 1, 1994. The pro forma data is unaudited.

               	Lone Star Industries, Inc.
	         Pro Forma Statement of Operations (Unaudited)
	        For the Three Months Ended March 31, 1994
	        (In millions except per share amounts)


                                                 Effect of Plan of
                                                   Reorganization
                                                  and Fresh Start    ProForma
                                     Historical      Reporting        Results
Revenues:
Net sales............................ $  33.7        $  11.6        $   45.3
Joint venture income.................     0.4           (0.3)            0.1
Other income.........................     2.7           (1.5)            1.2
                                         36.8            9.8            46.6

Deductions from revenues:
Cost of sales........................    29.7           17.7            47.4
Recovery of litigation settlement....    (6.5)            -             (6.5)
Selling, general and administrative..     9.9           (1.6)            8.3
Depreciation and depletion...........     6.7           (0.6)            6.1
Interest expense.....................     0.2            2.0             2.2
                                         40.0           17.5            57.5

Loss before reorganization items.....    (3.2)          (7.7)          (10.9)
Reorganization items:
Adjustments to fair value............  (133.9)         133.9              -
Other................................   (13.4)          13.4              -
Total reorganization items...........  (147.3)         147.3              -

Loss before income taxes and
 extraordinary item..................  (150.5)         139.6           (10.9)

Credit (provision) for income taxes..    (0.2)           4.0             3.8

Loss before extraordinary item......   (150.7)         143.6            (7.1)

Extraordinary item: gain on discharge
 of prepetition liabilities.........    127.5         (127.5)             -
Loss before provision for preferred
 dividends..........................  $ (23.2)       $  16.1        $   (7.1)

Primary and fully diluted loss
 per common share...................                                $  (0.59)
_____________________________________________________________________________



The following pro forma condensed financial information for the six months ended June 30, 1994 illustrates the estimated operating results as if the Company had emerged from its Chapter 11 proceedings and adopted fresh-start reporting prior to January 1, 1994 by combining the pro forma results for the three months ended March 31, 1994 and the actual results for the three months ended June 30, 1994. Due to the seasonality of the Company's operations, interim results are not necessarily indicative of the results to be expected for a full year.


Lone Star Industries, Inc.
Pro Forma Consolidated Statement of Operations (Unaudited)
For the Six Months Ended June 30, 1994
 (In Millions Except Per Share Amounts)


                                 Pro Forma       Actual         Pro Forma
                                 Results for     Results for    Results
                                 the Three       the Three      for the Six
                                 Months Ended    Months Ended   Months Ended
                                 March 31, 1994  June 30, 1994  June 30, 1994

Revenues:
Net sales........................... $  45.3        $  87.0        $ 132.3
Joint venture income................     0.1            1.3            1.4
Other income........................     1.2            1.1            2.3
                                        46.6           89.4          136.0

Deductions from revenues:
Cost of sales.......................    47.4           61.4          108.8
Recovery of litigation settlement...    (6.5)           -             (6.5)
Selling, general and administrative.     8.3            7.8           16.1
Depreciation and depletion..........     6.1            6.0           12.1
Interest expense....................     2.2            2.2            4.4
                                        57.5           77.4          134.9
Income (loss) before income taxes...   (10.9)          12.0            1.1

Provision for income taxes..........     3.8           (4.1)          (0.3)
Net income.......................... $  (7.1)       $   7.9        $   0.8

Primary and fully diluted income per
 common share....................... $ (0.59)       $  0.62        $  0.07


The above pro forma condensed financial information includes estimated adjustments for the following items:

As a result of the implementation of the plan and adoption of fresh-start reporting the Company's 1989 Restructuring Program ended effective March 31, 1994. Operating results of the cement plants at Pryor, Oklahoma and Maryneal, Texas, which were formerly included in assets held for sale are included in the pro forma consolidated operating results.

The operating results of the assets which were transferred to Rosebud for distribution for the benefit of unsecured creditors, have been eliminated from the pro forma statement of operations.

Cost of sales has been adjusted to reflect the write-up of inventory in accordance with fresh-start reporting.

In connection with the adjustment of the March 31, 1994 property, plant and equipment balances to reflect the values of the assets under fresh-start reporting, the pro forma consolidated operating results for the three months ended March 31, 1994 have been adjusted to include the estimated change in depreciation expense related to the new values.

Interest expense related to long-term debt, including the senior unsecured notes of the successor company, has been included in the pro forma statement of operations.

Due to the elimination of common and preferred shareholders' equity of the predecessor company, and its replacement with common equity of the successor company, the provision for preferred dividends has been eliminated from the pro forma statement of operations.

All Chapter 11 reorganization items included in the statement of operations for the three months ended March 31, 1994 have been eliminated from the pro forma statement of operations.

The extraordinary gain on discharge of prepetition liabilities has been eliminated.

The pro forma statement of operations has been adjusted, in accordance with the requirements of fresh-start reporting, to reflect the reduction in expenses resulting from bankruptcy-related settlements, including settlements reached with the Pension Benefit Guaranty Corporation and retirees.

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


Note 5 - Rosebud Holdings, Inc. Liquidating Subsidiary

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

Rosebud's assets are included in the Company's June 30, 1995 consolidated balance sheet at the estimated net realizable value of $67,000,000. Generally, net realizable value is the amount which is reasonably expected to be received upon a sale to a willing buyer, less costs to sell. Estimated net realizable value is a good faith estimate determined based on the underlying characteristics of each asset. In addition, a discount factor of 14%, related to the time value of money and risk associated with collection, has been applied to these assets to arrive at their estimated net realizable value.

Net realizable value, determined as described above, may differ from the eventual realizable value of the asset. In addition, it is difficult to estimate the time required to complete this process. Moreover, Rosebud's ability to sell the assets may be affected by events and results of operations at the various entities transferred to Rosebud and its ability to conclude the litigations may be affected by events outside of its control.

The decrease of $20,000,000 from the December 31, 1994 balance of $87,000,000 is primarily due to asset sales and the subsequent distribution of the net proceeds to asset proceeds note holders, partially offset by the greater value of the remaining assets reflecting the shorter time period used in determining the present value. The decrease was also partly offset by the inclusion of the settlement reached with the remaining insurance companies related to indemnity in the railroad crosstie litigation cases and settlements with two Argentine companies regarding the litigation related to the 1992 auction sale of the Company's Argentine subsidiary. Prior to reaching the agreements, the potential recoveries from the insurance companies and Argentine companies were not included in the valuation of the net assets of Rosebud. The Rosebud investment amount does not include any amount for potential recovery from litigation involving Northeast Cement Company and its affiliates, Lafarge Corporation and Lafarge Canada, Inc.

At the effective date of the plan, Rosebud issued secured asset proceeds notes in the aggregate principal amount of $138,118,000. The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets. The asset proceeds notes bear interest at a rate of 10% per annum payable in cash and/or additional asset proceeds notes, payable in semi-annual installments.

The asset proceeds notes are to be repaid as Rosebud's assets are disposed of and proceeds, if any, are received in connection with the litigation transferred to Rosebud. All net cash proceeds, less a $5,000,000 cash reserve and up to an additional $5,000,000 for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the note holders. The asset proceeds notes mature on July 31, 1997.

The asset proceeds notes, including accrued interest thereon, are recorded on the accompanying consolidated balance sheets at an amount equal to the estimated value of the assets to be utilized to liquidate these obligations.

In August 1994 and February 1995, Rosebud redeemed a portion of asset proceeds notes by paying principal and interest on the redeemed notes in the amount of $31,719,000 and $159,000, and $30,000,000 and $183,000,
respectively. An additional redemption of principal and accrued interest thereon, of $25,000,000 and $1,090,000, respectively, was made on July 7, 1995. The July 1994, January 1995 and July 1995 interest payments of $5,755,000, $5,320,000 and $2,570,000, respectively, were made in cash.

These notes were guaranteed, in part, by Lone Star. In the event that, at the maturity date, the aggregate amount of all cash payments of principal and interest on the asset proceeds notes was less than $88,118,000, the guarantee was payable in either cash, five-year notes or a combination thereof, at the option of Lone Star, to cover the shortfall between the actual payments and $88,118,000 dollar for dollar plus interest; provided, however, that the amount paid pursuant to the guarantee could not exceed $28,000,000.

As of July 7, 1995, total principal and interest payments of $99,226,000 had been made on the asset proceeds notes, terminating the Company's guarantee, the guarantee agreement and the related pledge of Rosebud's common stock owned by the Company. The remaining face value of the asset proceeds notes as of July 7, 1995 was $51,399,000.

To the extent that amounts received upon disposition of the Rosebud assets are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid. In addition, the assumption of Lone Star's liabilities by Rosebud may not be binding upon third parties, and, in any event, as to any such liabilities arising from actions or circumstances that existed on or before April 14, 1994 and that result in payments to Lone Star aggregating in excess of $7,000,000, Rosebud's obligation to indemnify Lone Star in respect thereof is subordinated to repayment of the asset proceeds notes.

During 1994, Rosebud sold the Santa Cruz, California cement plant, the Nazareth, Pennsylvania cement plant, and surplus property in Virginia, Massachusetts and Louisiana for proceeds of $33,063,000, $22,134,000, and $695,000, respectively. In a 1994 settlement of a judgment on the promissory note transferred to Rosebud, Rosebud received a $300,000 payment, two parcels of property which had secured the promissory note transferred to Rosebud, and a new two-year promissory note for $200,000.

During 1994, Rosebud also reached final agreements with substantially all the insurance carriers involved in litigation, related to indemnity in the railroad crosstie litigation cases, and received $5,300,000. In April 1995, a settlement was reached with the remaining insurance companies. A payment of $4,200,000 was subsequently received and the net proceeds of such payment were used to redeem asset proceeds notes. In addition, in May 1995 agreements in principle were reached with two Argentine companies to settle the litigation related to the 1992 auction sale of the Company's Argentine subsidiary. Payments totaling $1,875,000 had been received through June 30, 1995. Additional payments totaling $625,000 were received in July 1995.

In November 1994, the jury in the retrial of the railroad crosstie litigation returned a verdict entitling the Company to a recovery from Lafarge on its claim of breach of express warranty and awarded the Company $8,391,483, which award could have been subject to adjustment as a result of the application of prejudgment interest and a statute of limitation claims. In December 1994, the court entered a partial judgment in favor of the Company in the amount of $9,308,058, which amount included prejudgment interest but was not reduced by the statute of limitations claim. A hearing was held on March 3, 1995 to consider Lone Star's pending claim under a Massachusetts statute governing unfair trade practices. On April 3, 1995, the pending claim under the Massachusetts statute governing unfair trade practices was denied; the judgment in favor of Lone Star of $9,308,058 was upheld; and motions filed by both sides for a new trial were denied. In May 1995, the Company filed a notice of appeal of the results of the jury trial and the judgment under the Massachusetts statute. The Company is currently involved in negotiating a settlement agreement. In the meantime, the judgment in favor of Lone Star is accruing post-judgment interest at the rate of 7.2% per annum. The right to any recovery of damages in this action has been assigned to Rosebud (See Note
13).

In January 1995, Rosebud received $9,000,000 as a return of capital from the Lone Star-Falcon partnership upon completion of the sale of the partnership's cement terminals in Texas, which funds were transferred to the collateral agent and were used to redeem a portion of the asset proceeds notes.

In January 1995, Rosebud sold surplus property in Florida for $1,500,000.
The net proceeds from this sale, after paying for the costs of the sale and of environmental cleanup of $642,000, were retained by Rosebud. In March 1995, Rosebud received proceeds of $4,000,000 from the sale of surplus property in Texas. Net proceeds of $2,161,000 (after payment of expenses and provision for Rosebud's future working capital needs) were transferred to the collateral agent in March 1995 to be used for the redemption of asset proceeds notes.

On May 1, 1995, Rosebud sold the stock of a wholly-owned subsidiary, Lone Star California, Inc. (which company had been transferred to Rosebud) and the promissory notes executed by RMC LONESTAR payable to Lone Star California, Inc. for cash proceeds of $18,826,000. Net proceeds of $17,476,000 were transferred to the collateral agent to be used for the redemption of asset proceeds notes.

On June 1, 1995 Rosebud sold surplus property in Florida for $5,000,000. The net proceeds of the sale of $2,536,000, after providing for the future costs of environmental matters and expenses, were retained by Rosebud for future working capital use.

In January and June 1995, Rosebud sold surplus property in Louisiana, Maryland and Florida for total proceeds of $954,000. Net proceeds of $150,000 was transferred to the collateral agent after providing for Rosebud's future working capital needs.


Note 6 - Common Stock

In April 1995, the Company's revolving credit agreement was amended. The amendment, among other changes, revised the limitation on paying dividends. On April 18, 1995, the Board of Directors declared a $0.05 dividend per common share, which was paid on June 15, 1995 to shareholders of record as of June 1, 1995.

On April 18, 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. No brokerage commissions will be incurred by shareholders related to these transactions. As of June 30, 1995, 20,381 shares had been tendered for sale by the shareholders and shareholders had offered to purchase 15,050 shares, under this program. The original program was extended through July 28, 1995.

The Company's annual meeting of stockholders was held on May 11, 1995, at which time, among other items, the stockholders voted on and approved, the amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 50,000,000.


Note 7 - Reorganization Items

The effects of transactions occurring as a result of the Chapter 11 filings have been segregated from ordinary operations in the accompanying consolidated statement of operations. Such items for the three months ended March 31, 1994 include the following (in thousands):

                                                               For the Three
                                                                Months Ended
                                                               March 31,1994

Professional fees and administrative expenses.................     $ (15,431)
Interest income...............................................         2,035
                                                                     (13,396)
Gain (loss) on sale of assets.................................          -
Adjustments to fair value.....................................      (133,917)
                                                                   $(147,313)



Note 8 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three and six months ended June 30, 1995, the three months ended June 30, 1994, and the three months ended March 31, 1994 was $413,000, $4,741,000, $57,000 and $20,000,
respectively. Income taxes paid during the three and six months ended June 30, 1995, the three months ended June 30, 1994, and the three months ended March 31, 1994 were $13,000, $34,000, $57,000 and $756,000, respectively.


Note 9 - Interest

Interest expense of $2,376,000, $4,738,000, $2,259,000 and $271,000 has been accrued for the three and six months ended June 30, 1995, the three months ended June 30, 1994, and the three months ended March 31, 1994, respectively. Interest capitalized during the three and six months ended June 30, 1995, the three months ended June 30, 1994, and three months ended March 31, 1994 was $40,000, $61,000, $40,000 and $38,000, respectively.

While operating under the protection of Chapter 11, the filed companies stopped accruing interest on all of their unsecured debt as of the petition date. The amount not accrued for the three months ended March 31, 1994 was $7,398,000.


Note 10 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the successor company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share". Primary earnings per share for the three and six months ended June 30, 1995 and the three months ended June 30, 1994 are calculated based on adjusted weighted average shares outstanding of 14,298,174, 14,296,318 and 13,773,883 and net income of $12,691,000
$8,224,000 and $8,585,000, respectively. Fully diluted earnings per share for the three and six months ended June 30, 1995 and the three months ended June 30, 1994 are calculated based on adjusted weighted average shares outstanding of 14,298,174, 14,296,318, and 13,773,883 and net income of
$12,700,000, $8,123,000 and $8,585,000, respectively.


Note 11 - Asset Sales

In February, March and June 1995, the Company sold the assets of its hollow metal/hardware business in Illinois, a piece of surplus property in Mississippi, and a cement terminal in Florida for $290,000, $325,000 and $390,000, respectively. The Company had been leasing the terminal to the buyer prior to the sale.


Note 12 - Environmental Matters

The Company is subject to extensive federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment. Such environmental regulations not only affect the Company's operating facilities but may also apply to past activities and closed or formerly owned or operated properties or facilities.

Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise increase the capital, operating and other costs of compliance with environmental requirements.

On January 31, 1995, the United States Environmental Protection Agency ("EPA") issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of cement kiln dust ("CKD"), a by-product of cement manufacturing. Generally, the regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing Resource Conservation and Recovery Act ("RCRA") hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that the CKD regulations it will be promulgating will be designed to be protective of the environment while at the same time to minimize the burden on the regulated community. It is not possible to predict at this time what the EPA's CKD regulations will provide regarding the imposition of regulatory controls on the management, handling and disposal of CKD, and what, if any, increased costs (or range of costs) will be incurred by the Company to comply with the new regulatory requirements. Until the new EPA CKD regulations are finally promulgated (which may take substantial time), CKD will remain exempt from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. As an alternative to regulations promulgated by the EPA, portland cement manufacturing companies, including Lone Star, are engaged in negotiations with the EPA in an attempt to enter into an enforceable agreement with the EPA for the management of CKD.

On July 20, 1995, the State of Indiana made a determination that the Company's CKD was a type I waste and requested a formal permit application for an on-site landfill for the CKD. The Company understands that a similar notice was or will be sent to all other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels (including seeking a review of the determination to demonstrate that current management practices pose no threat to the environment), is seeking a stay of the permit application requirement as to type I waste, and is simultaneously proceeding with the preparation of the permit application. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief. However, if this does not occur, like all Indiana cement producers the Company's Greencastle, Indiana plant could incur substantially increased operating costs.

The Company's cement manufacturing facilities which use hazardous waste fuels ("HWF") as a cost saving energy source are subject to strict RCRA, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations (the "BIF Rules"). The two cement manufacturing facilities which burn HWF (Cape Girardeau, Missouri and Greencastle, Indiana plants) qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that Lone Star will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to maintain compliance or continue to burn HWF. As a result of a court decision vacating a BIF Rules air emission standard, the Company temporarily substantially curtailed its use of HWF at the Greencastle cement plant, pending further action. The Company completed compliance testing in August 1995 for recertification under interim status which it expects to receive in September 1995, at which time it will recommence normal use of HWF.

In addition, the Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant will also go through this permitting process in the near future. These permits are a requirement to enable the Company to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities, or, if able to secure such permits, that the permits will contain terms and conditions with which the Company will be able to comply or which will not require costly upgrades to the facilities to enable the Company to achieve such compliance.

Lone Star was given official notice by the EPA that it intended to pursue a civil penalty action for alleged regulatory violations at the Cape Girardeau facility with respect to the installation of a secondary crusher and the replacement of screens in 1986 and 1987. The Company is negotiating a settlement of this matter with the EPA which will involve the payment of $40,000 to the EPA and the paving of certain roads at the facility to control fugitive dust at an estimated cost of $150,000.

Past operations of the Company or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the Company or where waste materials generated by the Company have been disposed. The Company has been identified as one of the parties that may be held responsible by federal or state governmental authorities pursuant to The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") or similar state laws for the costs of investigation and remediation of contamination at such sites. Where appropriate, the Company has availed itself of certain settlement opportunities to resolve its liabilities for sites where waste materials generated by the Company or its predecessors were allegedly disposed. In connection with the reorganization, the Company was able to resolve its liability for six such sites located in Utah. For the remaining thirteen sites requiring investigation or remediation pursuant to CERCLA where the Company has been identified or has received information that it may be identified as a potentially responsible party, available factual information indicates that the Company's contributions of waste to the site, if any, were small, and the Company may have certain defenses arising out of the reorganization. None of these sites are owned or leased by the Company or its subsidiaries.

In the early 1970's, the Company acquired subsidiaries that conducted woodtreating or wood-dipping operations at two sites in Florida.
Contamination from chemicals used in the woodtreating operations at these sites have been the subject of various proceedings by federal, state and local environmental entities.

In 1992 EPA approved a clean up of soils and water at the Dania, Florida site completed by a subsidiary of the Company, pursuant to a Administrative Order on Consent. The subsidiary has entered into a Bankruptcy Court approved stipulation with the State of Florida Department of Environmental Protection ("FDEP") committing to undertake a groundwater monitoring program and, if necessary, groundwater treatment. The monitoring program is underway and is expected to be completed by late 1995. The EPA has made a demand on the Company's subsidiary for the payment of $746,409 for oversight and past response costs relating to the site. This site was transferred to Rosebud pursuant to the plan and sold by Rosebud in June 1995. Proceeds of $2,000,000 from the sale have been placed in escrow to fund the groundwater monitoring and the required groundwater remediation.

Pursuant to a Florida state court-ordered stipulation, a subsidiary of the Company completed the clean-up of soils at the site in Dade County, Florida in 1993. In connection with the Chapter 11 proceedings, the subsidiary resolved its liability to state and local governmental entities by agreeing to undertake further groundwater investigation of the site and, if necessary, soil remediation, groundwater treatment and ground water monitoring programs all within a specified monetary limit of $2,000,000.

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


Note 13 - Litigation

In 1989 and 1990 railroads purchasing concrete crossties manufactured by a Lone Star subsidiary brought actions against Lone Star and its subsidiary seeking damages based on alleged defects in the crossties. Lone Star settled these actions in 1992. In 1989 Lone Star and its subsidiary sued Northeast Cement Co. and its affiliates, Lafarge Corporation and Lafarge Canada, Inc. ("Lafarge"), alleging breach of warranties in connection with the purchase from Northeast Cement Co. by Lone Star's subsidiary of the cement used to manufacture substantially all of the crossties involved in the above proceedings, claiming a fraudulent sale of defective cement and seeking compensatory damages growing out of the various crosstie actions. In a second trial in this case in the Maryland Federal District Court, a judgment in favor of Lone Star was entered in the amount of $9,308,058 including interest. The Company is currently involved in negotiating a settlement agreement.

In 1989 Lone Star began an action in the Superior Court of the State of Delaware against certain insurance companies seeking a declaratory judgment as to their duty under the applicable policies to indemnify Lone Star for all damages incurred by it in the various crosstie proceedings and as to the duty of the primary insurance carrier to pay the costs of defending those proceedings. All of these companies, except three related companies, settled the claims against them prior to 1995. These three companies settled by a payment in May, 1995 of $4,200,000 and the action was dismissed. This payment and certain of the prior settlement payments were assigned to Rosebud pursuant to the plan of reorganization.

San-Vel Concrete Corporation, a Lone Star subsidiary, has received notice that an office building in Boston which may have been constructed using San-Vel concrete pilings has been ordered demolished by the City of Boston.
 On August 9,1995, the owner of the building notified San-Vel, among others, that the order was based upon an engineering report alleging the pilings are unreliable and that the owner intends to hold responsible parties liable. San-Vel emerged from bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code on April 14, 1994 and has been inactive and without assets since that date. San-Vel is conducting an investigation into the matter and believes that it has both insurance coverage and good defenses to any claim of liability that may be asserted against it for the alleged unreliability.





























ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS



As of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company adopted fresh-start reporting which included adjustments for bankruptcy-related cash transactions through the effective date, which for accounting purposes was March 31, 1994, to properly reflect the reorganization. As a result of the Plan of Reorganization becoming effective, the Company's financial statements for the six months ended June 30, 1995 are not comparable to statements for the same prior-year period. Financial statements for the three-month period ended June 30, 1995 are comparable to statements for the same prior-year three month period (See Note 3).


Financial Condition

In accordance with the plan of reorganization which became effective on April 14, 1994, the Company issued senior notes in the aggregate principal amount of $78.0 million, 12 million shares of common stock and 4.0 million warrants to purchase common stock. The senior notes bear interest at a rate of 10% per annum, payable semi-annually, and mature on July 31, 2003. The warrants are exercisable through December 31, 2000 and each warrant provides for the purchase of one share of common stock at a price of $18.75 per share. Both preferred stock issues and the predecessor company's common stock were canceled on the plan effective date.

In addition, as discussed in Note 5, the asset proceeds notes issued by Rosebud, the Company's liquidating corporation, bear interest at a rate of 10% per annum payable in cash and/or in additional asset proceeds notes in semi-annual installments. The indenture governing the asset proceeds notes provides that interest and principal on the asset proceeds notes are to be repaid as the Rosebud assets are disposed of and proceeds, are received in connection with the litigations transferred to Rosebud. The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets pursuant to a security, pledge and collateral agency agreement. All net proceeds less a $5.0 million cash reserve, plus up to an additional $5.0 million for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the noteholders.

The asset proceeds notes mature on July 31, 1997. These notes were guaranteed, in part, by the Company pursuant to the Company guarantee. If, at the maturity date, the aggregate amount of all cash payments of principal and interest on the asset proceeds notes was less than $88.1 million, the Company guarantee was payable either in cash, five-year notes or a combination thereof (at the option of the Company) to cover the shortfall between the actual payments and $88.1 million, plus interest; provided, however, that the total amount paid pursuant to the Company guarantee did not exceed $28.0 million. As of June 30, 1995, total interest and principal payments of approximately $73.1 million had been paid on the asset proceeds notes. An additional $26.1 million was paid on July 7, 1995 which effectively terminated the Company's guarantee related to the notes.

The asset proceeds notes, including the interest thereon, are recorded on the Company's balance sheet at June 30, 1995 at an amount equal to the estimated value of assets to be utilized to liquidate these obligations. To the extent that amounts received upon disposition of the Rosebud assets are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid.
The remaining face value of the asset proceeds notes as of June 30, 1995 was $76.4 million. Other than an initial $5.0 million cash contribution by the Company for working capital purposes, the Company is not obligated to fund additional Rosebud working capital requirements.

Upon emergence from Chapter 11, the Company entered into a three-year $35.0 million revolving credit agreement which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The agreement was subsequently amended in April 1995. The amendment reduced the rates of interest under the agreement and increased the amounts allowed for capital expenditures and certain other payments. Advances under the credit agreement now bear interest at a rate, at the Company's option, of either prime plus 1.0% or LIBOR plus 2.75%. A fee of 0.5% per annum is charged on the unused portion of the credit line. Although the Company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance at June 30, 1995.

The Company's financing agreements contain restrictive covenants which, among other things, limit the payment of dividends, and prohibit or limit the Company's ability to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, apply proceeds from asset sales, engage in mergers and acquisitions or make certain capital expenditures.

Cash outflows from operating activities of $6.3 million for the first six months of 1995 primarily reflects the funding of operating requirements and changes in working capital.

During the first six months of 1995, the Company used $18.3 million for investing activities primarily representing capital expenditures.

Net cash outflows from financing activities of $1.0 million reflects a scheduled $1.5 million payment on the production payment and the payment of a cash dividend, partly offset by proceeds from the exercise of stock options.

Working capital on June 30, 1995 was $69.9 million, compared to $71.4 million at December 31, 1994. Current assets decreased $4.3 million principally due to a lower marketable securities balance. This decrease was partly offset by higher inventory and accounts receivable due to the seasonal nature of the Company's business, and higher prepaid expenses. Current liabilities decreased $2.8 million primarily due to lower accounts payable.

Investments in joint ventures increased $2.2 million due to results from Kosmos Cement Company, a partnership in which the Company has a 25% interest. Net property, plant and equipment increased $7.1 million reflecting capital expenditures partly offset by depreciation. A disbursement of $1.5 million was made for the production payment and the current portion of production payment was increased by $0.5 million in accordance with the production payment terms. The pension liability decreased by $2.2 million, primarily reflecting payments made during the six-month period ended June 30, 1995 in excess of current expenses.

The carrying value on the Company's books of net assets of Rosebud and the related asset proceeds notes decreased $20.0 million primarily due to a $30.0 million redemption of the outstanding notes in late February 1995, partly offset by an increase in asset valuation reflecting the shorter time period used in determining the present value. In addition, the decrease was also partly offset by the inclusion of the settlement reached with the remaining insurance companies related to indemnity in the railroad crosstie litigation cases and agreements with two Argentine companies to settle the litigation related to the 1992 auction sale of the Company's Argentine subsidiary. The settlement with the insurance companies and the Argentine companies contributed about $4.2 million and $2.5 million of net proceeds to Rosebud, respectively ($0.6 million of the $2.5 million was received in July 1995). Prior to reaching the agreements the potential recoveries from the insurance companies and Argentine companies were not included in the valuation of the net assets of
Rosebud.   The Rosebud investment amount does not include any amount
for potential recovery from litigation involving Northeast Cement Company and its affiliates, Lafarge Corporation and Lafarge Canada, Inc. The Company is currently involved in negotiating a settlement agreement. In July 1995, Rosebud made a partial redemption of the asset proceeds notes in the amount of $25.0 million.

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

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the six months ended June 30, 1995 did not have a material effect on the financial condition of the Company.

On January 31, 1995, the United States Environmental Protection Agency ("EPA") issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of cement kiln dust ("CKD"), a by-product of cement manufacturing. Generally, the regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing Resource Conservation and Recovery Act ("RCRA") hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that the CKD regulations it will be promulgating will be designed to be protective of the environment while at the same time to minimize the burden on the regulated community. It is not possible to predict at this time what the EPA's CKD regulations will provide regarding the imposition of regulatory controls on the management, handling and disposal of CKD, and what, if any, increased costs (or range of costs) will be incurred by the Company to comply with the new regulatory requirements. Until the new EPA CKD regulations are finally promulgated (which may take substantial time), CKD will remain exempt from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. As an alternative to regulations promulgated by the EPA, portland cement manufacturing companies, including Lone Star, are engaged in negotiations with the EPA in an attempt to enter into an enforceable agreement with the EPA for the management of CKD.

On July 20, 1995, the State of Indiana made a determination that the Company's CKD was a type I waste and requested a formal permit application for an on-site landfill for the CKD. The Company understands that a similar notice was or will be sent to all other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels (including seeking a review of the determination to demonstrate that current management practices pose no threat to the environment), is seeking a stay of the permit application requirement as to type I waste, and is simultaneously proceeding with the preparation of the permit application. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief. However, if this does not occur, like all Indiana cement producers the Company's Greencastle, Indiana plant could incur substantially increased operating costs.

In April 1995, the Company's Board of Directors declared a $0.05 per share dividend paid on June 15, 1995 to shareholders of record as of June 1, 1995 and announced their intention to continue, so long as merited, this dividend on a quarterly basis. The dividend represents the first cash dividend paid since 1989.

In April 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. No brokerage commissions will be incurred by shareholders related to these transactions. As of June 30, 1995, 20,381 shares had been tendered for sale by the shareholders and shareholders had offered to purchase 15,050 shares. The original program was extended through July 28, 1995.

The Company's annual meeting of stockholders was held in May 1995, at which time, among other items, the stockholders voted on and approved, the amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 50,000,000.


Results of Operations

On April 14, 1994 the plan of reorganization became effective. Upon the plan of reorganization becoming effective, the Company issued new common stock, warrants, senior notes and asset proceeds notes, transferred certain assets to Rosebud, a liquidating subsidiary, and for accounting purposes adopted fresh-start reporting as of March 31, 1994. As a result, the Company's financial statements for the six-month period ended June 30, 1995 are not comparable to statements for the same prior-year six-month period. Affecting comparability are differences in the operating units of the successor company and the predecessor company. The successor company's operations include the Pryor, Oklahoma and Maryneal, Texas cement plants which were previously classified as assets held for sale and were excluded from the predecessor company's results. The successor company's operations exclude the Nazareth, Pennsylvania and Santa Cruz, California cement plants and the Hawaiian Cement and RMC LONESTAR partnerships. These operations, along with certain other assets, were transferred to Rosebud and have been either sold or are presently being marketed for sale. Results for the three-month period ended June 30, 1995 are comparable to the same prior-year period.

To facilitate a meaningful comparison of the Company's operating performance, as historical six-month results are non-comparable, the following discussion and analysis compares the results of the three-month period ended June 30, 1995 with the comparable three-month 1994 period, and the historical results of the six-month period ended June 30, 1995 with the pro forma results for the 1994 period (See Note 4). The Company believes that this comparison is useful in understanding its operating performance for the current period.

Consolidated net sales of $140.3 million for the first six months and $87.6 million for the second quarter of 1995 were $8.0 million and $0.6 million, respectively, above the comparable prior-year periods. The increase in net sales reflects the impact of cement price increases implemented in April 1995 and during the last six months of 1994, and higher shipments of construction aggregates. Cement operations recorded sales for the first six months and second quarter of 1995 of $102.8 million and $61.9 million, respectively. Cement sales for the current six and three month-periods were $5.2 million and $0.6 million, respectively, higher than the comparable prior-year periods. Cement shipments for the first six months and for the second quarter of 1995 were 7% and 12%, respectively, below the comparable prior-year periods due to unusually wet weather conditions throughout the midwestern states. The Company expects that a portion of the construction projects delayed by the wet weather conditions will be completed in the last six months of 1995. The decrease in shipments was more than offset by a 16% increase in 1995 cement average net realized selling prices, the result of price increases which began last year.

Sales of construction aggregates for the first six months and second quarter of 1995 were $21.4 million and $15.7 million, respectively. Construction aggregate sales for the current six and three-month periods were $4.4 million and $1.6 million higher than the comparable prior-year periods resulting from a 19% increase in shipments for the first six months of 1995. The increase is primarily attributable to higher shipments from the Canadian operation resulting from mild winter conditions, and increased shipments to the Southeastern United States.

Ready-mixed concrete and other operations recorded sales of $16.1 million and $10.0 million for the current six and three-month periods, which was $1.6 million lower than both comparable prior-year periods, due to lower shipments, the result of wet weather conditions in the Midwest this year, partly offset by an 11% increase in average net realized selling prices for the first six months of 1995.

The Company's operations are seasonal and, consequently, the interim results are not necessarily indicative of the results to be expected for the full year.

Gross profits from the cement operations were $26.3 million and $21.6 million for the six and three months ended June 30, 1995 as compared to a pro forma gross profit of $14.8 million and a gross profit of $16.6 million, respectively, for the comparable prior-year periods. These results primarily reflect a 16% increase in overall average net realized selling prices in 1995, partly offset by a 7% decrease in overall cement shipments, the result of wet weather conditions in the Midwest. Construction aggregates recorded a loss at the gross profit level of $1.2 million for the first six months of 1995 and a gross profit of $3.3 million for the current second quarter, as compared to a pro forma loss at the gross profit level of $4.1 million for the first six months of 1994 and a profit of $1.7 million for the comparable second quarter. The gross profit improvement is due to higher shipments, particularly from the Canadian operation and price increases in the New York Metropolitan area. Gross profits from the ready-mixed concrete and other construction products of $1.9 million and $1.7 million, respectively, for the six and three months ended June 30, 1995 were $0.2 million and $0.3 million, respectively, lower than the comparable prior-year periods primarily due to lower shipments resulting from inclement weather, partly offset by higher average net realized selling prices.

Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Net income of $7.1 million, or $0.58 per share, for the first six months of 1995 was $6.3 million, or $0.51 per share favorable to the pro forma comparable prior-year period. This was due primarily to the impact of cement price increases implemented in April 1995 and during the last six months of 1994, higher shipments of construction aggregates, improved results from the Kosmos Cement Company joint venture, and lower selling, general and administrative expenses. The improvement in net income was partly offset by lower rental income and higher income tax expense in 1995 on higher pre-tax earnings. The first six months of 1994 pro forma results include a one time recovery of a litigation settlement of $6.5 million. This recovery increased the pro forma after-tax results by $4.2 million, or $0.35 per share.

Net income of $12.1 million, or $0.89 per share, for the second quarter of 1995 was $4.2 million, or $0.27 per share better than the comparable prior-year period. The financial results for the second quarter of 1995 represent a 44% improvement in earnings per share over the comparable prior-year period. The improvement was primarily due to the realization of cement price increases implemented over the last two quarters of 1994 and in April 1995 and higher shipments of construction aggregates. The favorable second quarter 1995 results were partly offset by higher income taxes primarily due to higher pre-tax earnings.
















PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

		See Note 13 of Notes to Unaudited Financial Statements regarding litigation involving the Company and certain of its subsidiaries.

		See Note 12 of Notes to Unaudited Financial Statements regarding environmental proceedings involving the Company and certain of its subsidiaries.

		See also Management's Discussion and Analysis of
Financial Condition and Results of Operations - Financial
Condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Company was
held on May 11, 1995.

	(b)	The names of each director elected at the Annual Meeting
are: James E. Bacon and William M. Troutman. Each was elected for a three year term. The names of each other director whose term of office as a director continued after the Annual Meeting are: Theodore F. Brophy, Arthur
B. Newman, Allen E. Puckett, Robert G. Schwartz, David W.
Wallace and Jack R. Wentworth.

	(c)	The following were the matters voted upon at the Annual
Meeting and the number of votes cast for, against or abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

		1.	For the election of the persons named
			below as directors of the Company:

		James E. Bacon			For:				10,435,589
							Withheld:			   301,380

		William M. Troutman		For:				10,569,278
							Withheld:			   167,691

		2.	Upon the approval of the Amendment to the
			Restated Certificate of Incorporation to
			Increase the Number of Authorized Common
			Shares to 50,000,000:

							For:				 8,976,689
							Against:			 1,752,215
							Abstain and
							Broker Non-Votes:	     8,065

		3.	Upon the approval of an Amendment to the
			Employees Stock Purchase Plan:

							For:				10,387,475
							Against:			   288,807
							Abstain and
							Broker Non-Votes:	    60,687

		4.	Upon the ratification of the appointment
			of Coopers & Lybrand L.L.P. as auditors
			of the Company for the year ending
			December 31, 1995:

							For:				10,722,756
							Against:			    10,717
							Abstain and
							Broker Non-Votes:	     3,499

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits

	     3.1	Certificate of Amendment of Restated Certificate of
Amendment.

		11.	Computation of earnings per common share.

		12.	Statement Re Computation of Ratio of Earnings to
Fixed Charges.

	(b)  Reports on Form 8-K

		No Report on Form 8-K was filed during the quarter for which this Report is filed.


















                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: August 11, 1995			By:    JOHN S. JOHNSON
							       John S. Johnson
							   Vice President, General
							    Counsel and Secretary



Date: August 11, 1995			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer