Form 10-Q
period 1995-09-30
LONE STAR INDUSTRIES INC
filed 1995-11-08
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of November 3, 1995:

       Common Stock, par value $1 per share - 12,073,101 shares















TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Nine Months Ended September 30, 1995
   (Unaudited), the Three and Six Months Ended
   September 30, 1994 (Unaudited) and the Three
   Months Ended March 31, 1994...........................3

Consolidated Statements of Retained Earnings -
   For the Three and Nine Months Ended September 30,
   1995 (Unaudited), the Three and Six Months Ended
   September 30, 1994 (Unaudited) and the Three
   Months Ended March 31, 1994...........................4

Consolidated Balance Sheets - September 30, 1995
   (Unaudited) and December 31, 1994.....................5

Consolidated Statements of Cash Flows - For the
   Nine Months Ended September 30, 1995 (Unaudited),
   the Six Months Ended September 30, 1994 (Unaudited)
   and the Three Months Ended March 31, 1994.............6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........22

PART II.	OTHER INFORMATION.......................................30

SIGNATURES.........................................................31





PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)



                                    Successor Company

                           For the       For the      For the     For the  |
                         Three Months  Three Months Nine Months  Six Months|
                            Ended         Ended        Ended       Ended   |
                          September     September    September   September |
Consolidated Income        30, 1995      30, 1994      30, 1995   30, 1994 |
                          (Unaudited)  (Unaudited)   (Unaudited)(Unaudited)|
Revenues:                                                                  |
                                                                           |
 Net sales                   $100,611    $ 95,969      $240,875   $182,964 |
 Joint venture income           2,734       1,660         4,958      2,929 |
 Other income, net              1,399         814         3,209      1,948 |
                              104,744      98,443       249,042    187,841 |
                                                                           |
Deductions from revenues:                                                  |
 Cost of sales                 63,022      62,430       164,805    123,833 |
 Selling, general and                                                      |
  administrative expenses       6,521       7,367        21,774     15,165 |
 Depreciation and depletion     6,258       5,464        17,995     11,443 |
 Recovery of litigation                                                    |
  settlement                     -           -             -          -    |
 Interest expense (contractual                                             |
  interest for the three                                                   |
  months ended March 31, 1994                                              |
  of $7,631)                    2,220       2,313         6,897      4,532 |
                               78,021      77,574       211,471    154,973 |
Income (loss) before                                                       |
 reorganization items and                                                  |
 income taxes                  26,723      20,869        37,571     32,868 |
Reorganization items:                                                      |
 Adjustments to fair value       -           -             -          -    |
 Other items                     -           -             -          -    |
                                 -           -             -          -    |
                                                                           |
Income (loss) before income                                                |
 taxes and extraordinary item  26,723      20,869        37,571     32,868 |
 Provision for income taxes    (8,601)     (7,428)      (12,398)   (11,513)|
                                                                           |
Income (loss) before                                                       |
 extraordinary item            18,122      13,441        25,173     21,355 |
Extraordinary item: gain on                                                |
 discharge of prepetition                                                  |
 liabilities                     -           -             -          -    |
                                                                           |
                                                                           |
Income (loss) before preferred                                             |
 dividends                     18,122      13,441        25,173     21,355 |
Provision for preferred                                                    |
  dividends                      -           -             -          -    |
                                                                           |
Net income (loss) applicable                                               |
 to common stock             $ 18,122    $ 13,441      $ 25,173   $ 21,355 |
                                                                           |
Weighted average common                                                    |
 shares outstanding            12,068      12,000        12,068     12,000 |
                                                                           |
                                                                           |
Primary income (loss) per                                                  |
  common share:                                                            |
Income (loss) before extraordinary                                         |
 item                           $1.30       $0.99         $1.88      $1.62 |
Extraordinary item: gain on                                                |
 discharge of prepetition                                                  |
 liabilities                     -           -             -          -    |
Net income (loss) per common                                               |
 share                          $1.30       $0.99         $1.88      $1.62 |
                                                                           |
                             ________    ________      ________            |
Fully diluted income (loss)                                                |
  per common share              $1.30       $0.99         $1.86      $1.61 |



(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock. See Note 4 for pro forma information related to the three months ended March 31, 1994 and the nine months ended September 30, 1994.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

                                      Predecessor Company

                                             For the
                                          Three Months
                                              Ended
                                            March 31,
Consolidated Income                           1994


Revenues:
 Net sales                                  $ 33,709
 Joint venture income                            381
 Other income, net                             2,691
                                              36,781

Deductions from revenues:
 Cost of sales                                29,694
 Selling, general and
  administrative expenses                      9,836
 Depreciation and depletion                    6,688
 Recovery of litigation
  settlement                                  (6,500)
 Interest expense (contractual
  interest for the three
  months ended March 31, 1994
  of $7,631)                                     233
                                              39,951
Income (loss) before
 reorganization items and
 income taxes                                 (3,170)
Reorganization items:
 Adjustments to fair value                  (133,917)
 Other items                                 (13,396)
                                            (147,313)

Income (loss) before income
 taxes and extraordinary item               (150,483)
 Provision for income taxes                     (155)

Income (loss) before
 extraordinary item                         (150,638)
Extraordinary item: gain on
 discharge of prepetition
 liabilities                                 127,520


Income (loss) before preferred
 dividends                                   (23,118)
Provision for preferred
  dividends                                   (1,278)

Net income (loss) applicable
 to common stock                           ($ 24,396)

Weighted average common
 shares outstanding                           n/m (a)


Primary income (loss) per
  common share:
Income (loss) before extraordinary
 item                                         n/m (a)
Extraordinary item: gain on
 discharge of prepetition
 liabilities                                  n/m (a)
Net income (loss) per common
 share                                       n/m  (a)

                                           _______
Fully diluted income (loss)
  per common share                           n/m  (a)



(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock. See Note 4 for pro forma information related to the three months ended March 31, 1994 and the nine months ended September 30, 1994.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

                                            Successor Company

                           For the       For the      For the     For the  |
                         Three Months  Three Months Nine Months  Six Months|
                            Ended         Ended        Ended       Ended   |
                          September     September    September   September |
                           30, 1995      30, 1994      30, 1995   30, 1994 |
                          (Unaudited)  (Unaudited)   (Unaudited)(Unaudited)|
                                                                           |
Retained earnings, beginning                                               |
 of period                  $  35,780   $   7,914    $   29,333   $   -    |
                                                                           |
Net income (loss)              18,122      13,441        25,173     21,355 |
Dividends                        (603)       -           (1,207)      -    |
                                                                           |
Retained earnings (accumulated                                             |
 deficit)                      53,299      21,355        53,299     21,355 |
                                                                           |
Elimination of accumulated                                                 |
 deficit                         -           -             -          -    |
                                                                           |
Retained earnings, end of                                                  |
 period                     $  53,299   $  21,355    $   53,299   $ 21,355 |


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

                                      Predecessor Company

                                          For the Three
                                          Months Ended
                                            March 31,
                                              1994

Retained earnings, beginning of period     ($ 187,896)

Net income (loss)                             (23,118)
Dividends                                        -
                                           __________
Retained earnings (accumulated deficit)      (211,014)

Elimination of accumulated deficit            211,014
                                           __________
Retained earnings, end of period           $     -



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                 September 30,   December 31,
                                                     1995            1994
                                                 (Unaudited)
Assets:
  Current assets:
    Cash, including cash equivalents of $42,148,
     and $54,782                                    $ 46,934        $ 55,398
    Accounts and notes receivable, net                45,762          32,480
    Inventories:
       Finished goods                                 26,060          21,800
       Work in process and raw materials               7,669           3,786
       Supplies and fuel                              20,015          19,943
                                                      53,744          45,529

    Other current assets                               5,991           3,243
       Total current assets                          152,431         136,650

  Joint ventures                                      21,882          18,174

  Property, plant and equipment                      352,046         326,545
  Less accumulated depreciation and depletion         34,351          16,593
                                                     317,695         309,952

  Other assets and deferred charges                    1,916           1,544
       Total assets other than liquidating
        subsidiary                                   493,924         466,320

  Assets of liquidating subsidiary (See Note 5)       51,000          87,000
       Total assets                                 $544,924        $553,320

Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                $ 12,489        $ 14,272
    Accrued liabilities                               42,909          47,337
    Other current liabilities                          6,331           3,650
       Total current liabilities                      61,729          65,259

  Senior notes payable                                78,000          78,000
  Production payment                                  12,966          16,966
  Postretirement benefits other than pensions        130,830         129,634
  Pensions                                            10,685          14,345
  Deferred income taxes                                6,688           6,688
  Other liabilities                                   34,433          32,965
  Contingencies (See Notes 12 and 13)               ________        ________
       Total liabilities other than liquidating
        subsidiary                                   335,331         343,857

  Asset proceeds notes of liquidating subsidiary
   (See Note 5)                                       51,000          87,000
                                                    ________        ________
       Total liabilities                             386,331         430,857

Shareholders' Equity:
  Common stock                                        12,073          12,000
  Warrants to purchase common stock                   15,602          15,613
  Additional paid-in capital                          77,369          65,700
  Retained earnings                                   53,299          29,333
  Treasury stock                                         (84)           -
  Cumulative translation adjustment                      334            (183)
                                                     158,593         122,463
       Total liabilities and shareholders'
        equity                                      $544,924        $553,320


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


							                          Predecessor
                                        Successor Company         Company

                                      For the        For the   |  For the
                                    Nine Months    Six Months  |Three Months
                                       Ended          Ended    |   Ended
                                   September 30,  September 30,| March 31,
                                       1995           1994     |    1994
                                     (Unaudited)   (Unaudited) |
                                                               |
Cash Flows from Operating Activities:                          |
                                                               |
Income (loss) before extraordinary                             |
  item                                 $ 25,173    $  21,355   | ($ 150,638)
Adjustments to arrive at net cash used                         |
  by operating activities:                                     |
    Depreciation and depletion           17,996       11,443   |      6,688
    Deferred income taxes                12,398       11,504   |        155
    Recovery of litigation settlement      -            -      |     (6,500)
    Changes in operating assets and                            |
      liabilities:                                             |
        Accounts and notes receivable   (13,484)     (14,331)  |     22,157
        Inventories and other current                          |
          assets                        (11,165)       6,702   |    (17,189)
        Accounts payable and other                             |
          accrued liabilities            (5,887)         (66)  |     (1,808)
    Unremitted earnings of joint                               |
      ventures                           (3,708)      (1,679)  |        619
    Adjustments to fair value              -            -      |    133,917
    Other reorganization items             -            -      |     13,396
    Other, net                           (1,580)      (6,538)  |     (5,866)
Net cash provided (used) by operating                          |
  activities before reorganization                             |
  items                                  19,743       28,390   |     (5,069)
                                                               |
Operating cash flows from reorganization                       |
  items:                                                       |
    Interest received on cash accumulated                      |
      because of Chapter 11 proceedings    -            -      |      1,998
    Professional fees and administrative                       |
      expenses                             -          (6,476)  |     (5,849)
    Professional fees escrow pursuant to                       |
      the reorganization plan              -            -      |    (12,431)
Net cash used by reorganization items      -          (6,476)  |    (16,282)
Net cash provided (used) by operating                          |
  activities                             19,743       21,914   |    (21,351)
                                                               |
Cash Flows from Investing Activities:                          |
                                                               |
Capital expenditures                    (26,563)     (10,312)  |     (6,695)
Proceeds from sales of assets             1,516       21,861   |        148
Proceeds from sales of assets held for                         |
   sale                                    -            -      |      2,457
Other, net                                 -             289   |       (348)
Net cash (used) provided by investing                          |
  activities                            (25,047)      11,838   |     (4,438)
                                                               |
Cash Flows from Financing Activities:                          |
                                                               |
Cash distribution pursuant to the                              |
  reorganization plan                      -            -      |   (200,451)
Transfer to liquidating subsidiary         -            -      |     (5,010)
Proceeds from exercise of options         1,076         -      |       -
Proceeds from exercise of warrants           55         -      |       -
Odd lot program purchases and sales         (84)        -      |       -
Dividends paid                           (1,207)        -      |       -
Reduction of production payment          (3,000)      (1,000)  |     (1,000)
Net cash used by financing activities    (3,160)      (1,000)  |   (206,461)
                                                               |
Net increase (decrease) in cash and cash                       |
  equivalents                            (8,464)      32,752   |   (232,250)
                                                               |
Cash and cash equivalents, beginning                           |
  of period                              55,398       12,147   |    244,397
Cash and cash equivalents, end                                 |
  of period                           $  46,934    $  44,899   |  $  12,147



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995, the three and six months ended September 30, 1994 and the three months ended March 31, 1994, and the cash flows for the nine months ended September 30, 1995, the six months ended September 30, 1994 and the three months ended March 31, 1994. As discussed in Notes 2, 3, and 4, the Company emerged from its bankruptcy proceedings on April 14, 1994, with an effective date for accounting purposes of March 31, 1994. Accordingly, operating results for the three months ended March 31, 1994 are those of the predecessor company.

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


Note 3 - Basis of Presentation

As of the effective date of the plan, the sum of allowed claims plus post-petition liabilities of the Company exceeded the value of its pre-confirmation assets. In addition, the Company experienced a change in control as pre-reorganization equity holders received less than 50% of the reorganized Lone Star common stock issued pursuant to the plan. Therefore, in accordance with AICPA SOP No. 90-7, the Company adopted "fresh-start" reporting which assumes that a new reporting entity was created and required assets and liabilities be adjusted to their fair values as of the effective date.

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
_____________________________________________________________________________



The following pro forma condensed financial information for the nine months ended September 30, 1994 illustrates the estimated operating results as if the Company had emerged from its Chapter 11 proceedings and adopted fresh-start reporting prior to January 1, 1994 by combining the pro forma results for the three months ended March 31, 1994 and the actual results for the six months ended September 30, 1994. Due to the seasonality of the Company's operations, interim results are not necessarily indicative of the results to be expected for a full year.


Lone Star Industries, Inc.
Pro Forma Consolidated Statement of Operations (Unaudited)
For the Nine Months Ended September 30, 1994
                  (In Millions Except Per Share Amounts)

                                                Actual         Pro Forma
                                Pro Forma       Results        Results
                                Results for     for the Six    for the Nine
                                the Three       Months Ended   Months Ended
                                Months Ended    September      September
                                March 31, 1994  30, 1994       30, 1994

Revenues:
Net sales........................... $  45.3        $ 183.0        $ 228.3
Joint venture income................     0.1            2.9            3.0
Other income........................     1.2            1.9            3.1
                                        46.6          187.8          234.4

Deductions from revenues:
Cost of sales.......................    47.4          123.8          171.2
Recovery of litigation settlement...    (6.5)           -             (6.5)
Selling, general and administrative.     8.3           15.2           23.5
Depreciation and depletion..........     6.1           11.4           17.5
Interest expense....................     2.2            4.5            6.7
                                        57.5          154.9          212.4
Income (loss) before income taxes...   (10.9)          32.9           22.0

Provision for income taxes..........     3.8          (11.5)          (7.7)
Net income.......................... $  (7.1)       $  21.4        $  14.3

Primary income per common share..... $ (0.59)       $  1.62        $  1.15

Fully diluted income per common
  share............................. $ (0.59)       $  1.61        $  1.15


Due to the large number of outstanding common stock equivalents, primary and fully diluted earnings per share are calculated using the modified treasury stock method, unless the result is anti-dilutive. Earnings per share are computed independently for each quarter. Therefore, quarterly earnings per share may not be additive.

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


Note 5 - Rosebud Holdings, Inc. Liquidating Subsidiary

As part of the plan, on April 14, 1994, the Company transferred certain non-core assets and their related liabilities, certain other miscellaneous assets and a $5,000,000 cash investment by the Company to Rosebud for liquidation, and Rosebud issued an aggregate $138,118,000 initial principal amount of asset proceeds notes. As of September 30, 1995, most of Rosebud's assets had been liquidated and its remaining net assets consist of cash (most of which has been deposited with the trustee of the asset proceeds notes, who made a $12,000,000 partial principal redemption on October 31, 1995, and will make a $35,000,000 partial redemption of the notes on December 20, 1995), and unimproved real estate, net of certain liabilities related to both sold and existing assets. After the December 20, 1995 redemption, an aggregate $4,400,000 of outstanding asset proceeds notes will remain. The Company is under no obligation to fund additional Rosebud working capital requirements.

Rosebud's assets are included in the Company's September 30, 1995 consolidated balance sheet at the estimated net realizable value of $51,000,000. Generally, net realizable value is the amount which is reasonably expected to be received upon a sale to a willing buyer, less costs to sell. Estimated net realizable value is a good faith estimate determined based on the underlying characteristics of each asset. In addition, a discount factor of 14%, related to the time value of money and risk associated with collection, has been applied to these assets to arrive at their estimated net realizable value.

Net realizable value, determined as described above, may differ from the eventual realizable value of the asset. In addition, it is difficult to estimate the time required to complete this process.

The decrease of $36,000,000 from the December 31, 1994 balance of $87,000,000 is primarily due to asset sales and the subsequent distribution of the net proceeds to asset proceeds note holders, partially offset by the greater value of the remaining assets reflecting the shorter time period used in determining the present value. The decrease was also partly offset by the inclusion of the funds received as a result of the settlement reached with the remaining insurance companies related to indemnity in the railroad crosstie litigation cases, the settlements with two Argentine companies regarding the litigation related to the 1992 auction sale of the Company's Argentine subsidiary and a settlement reached in the litigation involving Northeast Cement Company and its affiliates, Lafarge Corporation and Lafarge Canada, Inc. The net proceeds resulting from these settlements were transferred to the collateral agent. Prior to settlement, the recoveries from the insurance companies, the Argentine companies and Lafarge were not included in the valuation of the net assets of Rosebud.

The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets. The asset proceeds notes bear interest at a rate of 10% per annum payable in cash and/or additional asset proceeds notes, payable in semi-annual installments.

The asset proceeds notes are to be repaid as Rosebud's assets are disposed of and proceeds are received in connection with the litigation transferred to Rosebud. All net cash proceeds, less a $5,000,000 cash reserve and up to an additional $5,000,000 for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the note holders.
 The asset proceeds notes mature on July 31, 1997.

The asset proceeds notes, including accrued interest thereon, are recorded on the accompanying consolidated balance sheets at an amount equal to the estimated value of the assets to be utilized to liquidate these obligations.

In August 1994, February 1995 and July 1995, Rosebud redeemed a portion of asset proceeds notes by paying principal and interest on the redeemed notes in the amount of $31,719,000 and $159,000, $30,000,000 and $183,000, and
$25,000,000 and $1,090,000, respectively. An additional redemption of principal and accrued interest thereon, of $12,000,000 and $300,000, respectively, was made on October 31, 1995. The July 1994, January 1995 and July 1995 interest payments of $5,755,000, $5,320,000 and $2,570,000, respectively, were made in cash.

These notes were guaranteed, in part, by Lone Star. As a result of interest and principal payments made by Rosebud, the Company's guarantee, the guarantee agreement and the related pledge of Rosebud's common stock owned by the Company were terminated as of July 14, 1995. The remaining face value of the asset proceeds notes as of September 30, 1995 was $51,399,000. Total principal and interest payments of $114,096,000 had been made as of October 31, 1995, resulting in a remaining face value of asset proceeds notes at October 31, 1995 of $39,399,000. Rosebud will make an additional partial principal redemption of $35,000,000, together with interest on the redeemed notes, on December 20, 1995.

To the extent that amounts received upon disposition of the Rosebud assets are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid. In addition, the assumption of Lone Star's liabilities by Rosebud may not be binding upon third parties, and, in any event, as to any such liabilities arising from actions or circumstances that existed on or before April 14, 1994 and that result in payments to Lone Star aggregating in excess of $7,000,000, Rosebud's obligation to indemnify Lone Star in respect thereof is subordinated to repayment of the asset proceeds notes. Cash generated by Rosebud, in excess of the face value of the remaining asset proceeds notes, accrued interest and Rosebud working capital requirements, if any, will be paid to Lone Star. In connection with the sale of certain of its assets, Rosebud and its subsidiaries have agreed to indemnification obligations relating to misrepresentations and unassumed obligations. While no claims under such indemnities have been received, and the Company is not aware of any basis for such claims, in a limited number of cases Lone Star has agreed to fulfill such obligations should they exceed Rosebud's ability to pay for them.

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

During 1994, Rosebud also reached final agreements with substantially all the insurance carriers involved in litigation, related to indemnity in the railroad crosstie litigation cases, and received $5,300,000. In April 1995, a settlement was reached with the remaining insurance companies. A payment of $4,200,000 was subsequently received and the net proceeds of such payment were used to redeem asset proceeds notes. In May 1995 agreements in principle were reached with two Argentine companies to settle the litigation related to the 1992 auction sale of the Company's Argentine subsidiary. Payments totaling $2,500,000 were received. In addition, in July 1995, a settlement was reached in the railroad crosstie litigation against Northeast Cement Company and its affiliates, which resulted, in August 1995, in a net payment to Rosebud of $9,402,000.

In January 1995, Rosebud received $9,000,000 as a return of capital from the Lone Star-Falcon partnership upon completion of the sale of the partnership's cement terminals in Texas, which funds were transferred to the collateral agent and were used to redeem a portion of the asset proceeds notes. The partnership was dissolved effective September 28, 1995.

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

On June 1, 1995 Rosebud sold surplus property in Florida for $5,000,000. The net proceeds of the sale of $2,536,000, after providing for possible future costs of environmental matters and expenses, were retained by Rosebud for future working capital use.

In January and June 1995, Rosebud sold surplus property in Louisiana, Maryland and Florida for total proceeds of $954,000. Net proceeds of $150,000 was transferred to the collateral agent after providing for Rosebud's future working capital needs.

In September 1995, Rosebud sold its 50% interest in Hawaiian Cement, a Hawaiian partnership for $31,000,000. Net proceeds of approximately $29,700,000 were transferred to the collateral agent and will be used for the December 20, 1995 principal redemption of $35,000,000.

In October 1995, Rosebud sold surplus property in Texas receiving $5,000,000 in net proceeds which will also be used for the December 20, 1995 redemption.


Note 6 - Common Stock

In April 1995, the Company's revolving credit agreement was amended. The amendment, among other changes, revised the limitation on paying dividends. On April 18, 1995 and August 14, 1995, the Board of Directors declared $0.05 dividends per common share, which were paid on June 15, 1995 and September 15, 1995 to shareholders of record as of June 1, 1995 and September 1, 1995, respectively.

On April 18, 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. The original program was extended through July 28, 1995. No brokerage commissions were incurred by shareholders related to these transactions. As of September 30, 1995, 24,454 shares had been tendered for sale by the shareholders and shareholders had offered to purchase 20,297 shares, under this program.

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
                                                                   $(147,313)



Note 8 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 1995, the six months ended September 30, 1994, and the three months ended March 31, 1994 was $9,042,000, $4,397,000 and $20,000, respectively. Income taxes paid during the nine months ended September 30, 1995, the six months ended September 30, 1994, and the three months ended March 31, 1994 were $114,000, $59,000 and $756,000, respectively.


Note 9 - Interest

Interest expense of $2,317,000, $7,055,000, $2,380,000, $4,639,000 and
$271,000 has been accrued for the three and nine months ended September 30, 1995, the three and six months ended September 30, 1994, and the three months ended March 31, 1994, respectively. Interest capitalized during the three and nine months ended September 30, 1995, the three and six months ended September 30, 1994, and three months ended March 31, 1994 was $97,000, $158,000, $67,000, $107,000 and $38,000, respectively.

While operating under the protection of Chapter 11, the filed companies stopped accruing interest on all of their unsecured debt as of the petition date. The amount not accrued for the three months ended March 31, 1994 was $7,398,000.


Note 10 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the successor company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share". Primary earnings per share for the three and nine months ended September 30, 1995 and the three and six months ended September 30, 1994 are calculated based on adjusted weighted average shares outstanding of 14,295,932, 14,296,526, 14,309,330 and 14,043,068 and
net income of $18,618,000 $26,872,000, $14,184,000 and $22,752,000,
respectively. Fully diluted earnings per share for the three and nine months ended September 30, 1995 and the three and six months ended September 30, 1994 are calculated based on adjusted weighted average shares outstanding of 14,295,932, 14,296,526, 14,309,330 and 14,043,068 and net income of
$18,586,000, $26,545,000, $14,131,000 and $22,601,000, respectively.


Note 11 - Asset Sales

In February, March and June 1995, the Company sold the assets of its hollow metal/hardware business in Illinois, a piece of surplus property in Mississippi, and a cement terminal in Florida for $290,000, $325,000 and $390,000, respectively. The Company had been leasing the terminal to the buyer prior to the sale.

On October 3, 1995, the Company sold its aggregate quarry, including working capital, in Nova Scotia, Canada for $11,000,000 which approximated book value.


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

On July 20, 1995, the State of Indiana made a determination that the Company's CKD was a type I waste and requested a formal permit application for an on-site landfill for the CKD. The Company understands that similar notices were sent to all other cement manufacturers in the State of Indiana.
 The Company is protesting this determination through legal channels and received a stay to allow the Company to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief. However, if this does not occur, like all Indiana cement producers the Company's Greencastle, Indiana plant could incur substantially increased operating costs.

The Company's cement manufacturing facilities which use hazardous waste fuels ("HWF") as a cost saving energy source are subject to strict RCRA, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations (the "BIF Rules"). The two cement manufacturing facilities which burn HWF (Cape Girardeau, Missouri and Greencastle, Indiana plants) qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that Lone Star will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to maintain compliance or continue to burn HWF. As a result of a court decision vacating a BIF Rules air emission standard, the Company temporarily substantially curtailed its use of HWF at the Greencastle cement plant, pending further action. The Company completed compliance testing in August 1995, has recertified under interim status and has commenced normal use of HWF.

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

Lone Star was given official notice by the EPA that it intended to pursue a civil penalty action for alleged regulatory violations at the Cape Girardeau facility with respect to the installation of a secondary crusher and the replacement of screens in 1986 and 1987. The Company has negotiated a settlement of this matter with the EPA which will involve the payment of $40,000 to the EPA and the paving of certain roads at the facility to control fugitive dust at an estimated cost of $150,000.

The Texas Natural Resource Conservation Committee ("TNRCC") has issued a notice of violations in respect of certain air permitting application matters at the Company's Maryneal, Texas plant. The TNRCC has also investigated certain solid and water matters, although no notice of violations in those areas have been received. The Company has had two conferences with TNRCC, and believes that it has answered most of the issues raised by the notice of violations. While the Company believes that the results of these investigations will not have a material impact on the operation of the Company's Texas plant, it is not known whether additional notices of violations will be issued nor whether the TNRCC will attempt to assess any fines or require capital expenditures or monitoring.

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

In 1992 EPA approved a clean up of soils and water at the Dania, Florida site completed by a subsidiary of the Company, pursuant to a Administrative Order on Consent. The subsidiary has entered into a Bankruptcy Court approved stipulation with the State of Florida Department of Environmental Protection ("FDEP") committing to undertake a groundwater monitoring program and, if necessary, groundwater treatment. The monitoring program is underway and is expected to be completed by late 1995. The EPA has made a demand on the Company's subsidiary for the payment of $746,409 for oversight and past response costs relating to the site. This site was transferred to Rosebud pursuant to the plan and sold by Rosebud in June 1995. From the proceeds of the sale, $2,000,000 has been placed in escrow to fund the groundwater monitoring and any required groundwater remediation.

Pursuant to a Florida state court-ordered stipulation, a subsidiary of the Company completed the clean-up of soils at the other site, located in Dade County, Florida in 1993. In connection with the Chapter 11 proceedings, the subsidiary resolved its liability to state and local governmental entities by agreeing to undertake further groundwater investigation of the site and, if necessary, soil remediation, groundwater treatment and ground water monitoring programs all within a specified monetary limit of $2,000,000, which has not yet been expended.

At the time of its 1994 sale of its interest in the Santa Cruz cement plant, Rosebud committed to regulatory authorities to undertake the closure of a former waste landfill area at the plant site. The closure is expected to be completed in 1995 at an anticipated cost of approximately $1,600,000. Postclosure monitoring of the site will be the responsibility of the plant owner.

The Company believes that it has adequately provided for estimated remediation and other costs at these and other known sites.


Note 13 - Litigation

In 1989 and 1990 railroads purchasing concrete crossties manufactured by a Lone Star subsidiary brought actions against Lone Star and its subsidiary seeking damages based on alleged defects in the crossties. Lone Star settled these actions in 1992. In 1989 Lone Star and its subsidiary sued Northeast Cement Co. and its affiliates, Lafarge Corporation and Lafarge Canada, Inc. ("Lafarge"), alleging breach of warranties in connection with the purchase from Northeast Cement Co. by Lone Star's subsidiary of the cement used to manufacture substantially all of the crossties involved in the above proceedings, claiming a fraudulent sale of defective cement and seeking compensatory damages growing out of the various crosstie actions.
 The Company's interest in this matter was transferred to Rosebud and the cases were settled on August 31, 1995 by a Lafarge payment to Rosebud and its attorneys in the amount of $11,200,000 (See Note 5).

An office building in Boston, Massachusetts, constructed using concrete pilings produced by San-Vel Concrete Corporation, a Lone Star subsidiary, has been demolished by order of the City of Boston. On August 9, 1995, the owner of the building notified San-Vel, among others, that the order was based upon an engineering report alleging the pilings were unreliable and that the owner intends to hold responsible parties liable. San-Vel emerged from bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code on April 14, 1994 and has been inactive and without assets since that date. San-Vel is conducting an investigation into the matter and believes that it has both insurance coverage and good defenses to any claim of liability that may be asserted against it for the alleged unreliability.











7





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS



As of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company adopted fresh-start reporting which included adjustments for bankruptcy-related cash transactions through the effective date, which for accounting purposes was March 31, 1994, to properly reflect the reorganization. As a result of the plan of reorganization becoming effective, the Company's financial statements for the nine months ended September 30, 1995 are not comparable to statements for the same prior-year period. Financial statements for the three-month period ended September 30, 1995 are comparable to statements for the same prior-year three-month period (See Note 3).


Financial Condition

In accordance with the plan of reorganization which became effective on April 14, 1994, the Company issued senior notes in the aggregate principal amount of $78.0 million, 12 million shares of common stock and 4 million warrants to purchase common stock. The senior notes bear interest at a rate of 10% per annum, payable semi-annually, and mature on July 31, 2003. The warrants are exercisable through December 31, 2000 and each warrant provides for the purchase of one share of common stock at a price of $18.75 per share. Both preferred stock issues and the predecessor company's common stock were canceled on the plan effective date.

In addition, as discussed in Note 5, the asset proceeds notes issued by Rosebud, the Company's liquidating corporation, bear interest at a rate of 10% per annum payable in cash and/or in additional asset proceeds notes in semi-annual installments. The indenture governing the asset proceeds notes provides that interest and principal on the asset proceeds notes are to be repaid as the Rosebud assets are disposed of and proceeds are received in connection with the litigations transferred to Rosebud. The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets pursuant to a security, pledge and collateral agency agreement. All net proceeds less a $5.0 million cash reserve, plus up to an additional $5.0 million for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the noteholders.

The asset proceeds notes mature on July 31, 1997. These notes were guaranteed, in part, by the Company pursuant to the Company guarantee. If, at the maturity date, the aggregate amount of all cash payments of principal and interest on the asset proceeds notes was less than $88.1 million, the Company guarantee was payable either in cash, five-year notes or a combination thereof (at the option of the Company) to cover the shortfall between the actual payments and $88.1 million, plus interest; provided, however, that the total amount paid pursuant to the Company guarantee did not exceed $28.0 million. The Company guarantee, guarantee agreement, and the related pledge of Rosebud's common stock owned by the Company was terminated on July 14, 1995 as the combined partial redemptions of the asset proceeds notes made to that date exceeded $88.1 million. As of September 30, 1995, total interest and principal payments of approximately $101.8 million had been paid on the asset proceeds notes.

The asset proceeds notes, including the interest thereon, are recorded on the Company's balance sheet at September 30, 1995 at an amount equal to the estimated value of assets to be utilized to liquidate these obligations. To the extent that amounts received upon disposition of the Rosebud assets are not sufficient to pay the principal and interest of the asset proceeds notes, such notes will not be paid. The remaining face value of the asset proceeds notes as of September 30, 1995 was $51.4 million. Other than an initial $5.0 million cash contribution by the Company for working capital purposes, the Company is not obligated to fund additional Rosebud working capital requirements. Cash generated by Rosebud, in excess of the remaining face value of the asset proceeds notes, accrued interest and Rosebud working capital requirements, if any, will be paid to Lone Star.

Upon emergence from Chapter 11, the Company entered into a three-year $35.0 million revolving credit agreement which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The agreement was subsequently amended in April 1995. The amendment reduced the rates of interest under the agreement and increased the amounts allowed for capital expenditures and certain other payments. Although the Company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance at September 30, 1995.

The Company's financing agreements contain restrictive covenants which, among other things, limit the payment of dividends, and prohibit or limit the Company's ability to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, apply proceeds from asset sales, engage in mergers and acquisitions or make certain capital expenditures.

Cash generated by operating activities of $19.7 million for the first nine months of 1995 primarily reflects income from operating activities and changes in working capital.

During the first nine months of 1995, the Company used $25.0 million for investing activities primarily representing capital expenditures.

Net cash outflows from financing activities of $3.2 million reflect two scheduled payments of $1.5 million each on the production payment, the payment of cash dividends and the purchase of the company's stock in accordance with the odd lot purchase plan, partly offset by proceeds from the exercise of stock options and warrants.

Working capital on September 30, 1995 was $90.7 million, compared to $71.4 million at December 31, 1994. Current assets increased $15.8 million principally due to higher inventory and accounts receivable reflecting the seasonal nature of the Company's business, and higher prepaid expenses, partly offset by a lower marketable securities balance. Current liabilities decreased $3.5 million primarily due to lower accounts payable and lower accrued interest, partly offset by higher income taxes payable and a reclassification of the current portion payable on the production payment.

Investments in joint ventures increased $3.7 million due to income from Kosmos Cement Company, less cash dividends paid. Net property, plant and equipment increased $7.7 million reflecting capital expenditures partly offset by depreciation. Two disbursements of $1.5 million each were made for the production payment and the current portion of production payment was increased by $0.5 million in accordance with the production payment terms. The pension liability decreased by $3.7 million, primarily reflecting payments made during the nine-month period ended September 30, 1995 in excess of current expenses.

The carrying value on the Company's books of net assets of Rosebud and the related asset proceeds notes decreased $36.0 million primarily due to a $30.0 million redemption of the outstanding notes in late February 1995, and a $25.0 million redemption in July 1995 partly offset by an increase in asset valuation reflecting the shorter time period used in determining the present value. The decrease was also partly offset by a $9.4 million net proceeds recovery from the crosstie litigation involving Northeast Cement Company and its affiliates, Lafarge Corporation and Lafarge Canada, Inc., and by the inclusion of litigation settlements totaling $6.7 million reached with the remaining insurance companies related to indemnity in the crosstie cases and with two Argentine companies related to the 1992 auction sale of the Company's Argentine subsidiary. Prior to reaching final agreements, these recoveries were not included in the valuation of the net assets of Rosebud. All payments related to the above litigation settlements have been received.

A partial redemption of $12.0 million was made on the asset proceeds notes on October 31, 1995. In September 1995, a subsidiary of Rosebud sold its 50% interest in Hawaiian Cement , a Hawaiian partnership, receiving proceeds of approximately $31.0 million, of which $29.7 million was transferred to the collateral agent. In addition, $5.0 million of net proceeds from the sale of surplus property in October 1995 was transferred to the collateral agent. Sufficient funds are held by the collateral agent and an additional partial principal redemption of $35.0 million will be made on December 20, 1995.

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

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the nine months ended September 30, 1995 did not have a material effect on the financial condition of the Company.

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

On July 20, 1995, the State of Indiana made a determination that the Company's CKD was a type I waste and requested a formal permit application for an on-site landfill for the CKD. The Company understands that similar notices were sent to all other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and received a stay to allow the Company to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief. However, if this does not occur, like all Indiana cement producers, the Company's Greencastle, Indiana plant could incur substantially increased operating costs.

In April 1995, the Company's Board of Directors declared a $0.05 per share dividend paid on June 15, 1995 to shareholders of record as of June 1, 1995 and announced their intention to continue, so long as merited, this dividend on a quarterly basis. The dividend represented the first cash dividend paid since 1989. In August 1995, the Board of Directors declared a second $0.05 per share dividend paid on September 15, 1995 to shareholders of record as of September 1, 1995.

In April 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. The original program was extended through July 28, 1995. No brokerage commissions were incurred by shareholders related to these transactions. As of September 30, 1995, 24,454 shares had been tendered for sale by the shareholders and shareholders had offered to purchase 20,297 shares.

The Company's annual meeting of stockholders was held in May 1995, at which time, among other items, the stockholders voted on and approved, the amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 50,000,000.


Results of Operations

On April 14, 1994 the plan of reorganization became effective. Upon the plan of reorganization becoming effective, the Company issued new common stock, warrants, senior notes and asset proceeds notes, transferred certain assets to Rosebud, a liquidating subsidiary, and for accounting purposes adopted fresh-start reporting as of March 31, 1994. As a result, the Company's financial statements for the nine-month period ended September 30, 1995 are not comparable to statements for the same prior-year nine-month period. Affecting comparability are differences in the operating units of the successor company and the predecessor company. The successor company's operations include the Pryor, Oklahoma and Maryneal, Texas cement plants which were previously classified as assets held for sale and were excluded from the predecessor company's results. The successor company's operations exclude the Nazareth, Pennsylvania and Santa Cruz, California cement plants and the Hawaiian Cement and RMC LONESTAR partnerships. These operations, along with certain other assets, were transferred to Rosebud and either have been sold or are presently being marketed for sale. Results for the three-month period ended September 30, 1995 are comparable to the same prior-year period.

To facilitate a meaningful comparison of the Company's operating performance, as historical nine-month results are non-comparable, the following discussion and analysis compares the results of the three-month period ended September 30, 1995 with the comparable three-month 1994 period, and the historical results of the nine-month period ended September 30, 1995 with the pro forma results for the 1994 period (See
Note 4). The Company believes that this comparison is useful in understanding its operating performance for the current nine-month period.

Consolidated net sales of $240.9 million for the first nine months and $100.6 million for the third quarter of 1995 were $12.6 million and $4.6 million, respectively, above the comparable prior-year periods. The increase in net sales reflects the cumulative impact of cement price increases implemented in April 1995 and during 1994, and higher shipments of construction aggregates. Cement operations recorded sales for the first nine months and third quarter of 1995 of $174.4 million and $71.6 million, respectively. Cement sales for the current nine and three month-periods were $13.2 million and $8.0 million, respectively, higher than the comparable prior-year periods. Cement shipments for the first nine months were 5% below the comparable prior-year period due to unusually wet weather conditions throughout the midwestern states during the second quarter and extremely hot temperatures during the third quarter of 1995. The decrease in shipments was more than offset by a 15% increase in 1995 average cement net realized selling prices, the result of price increases which began last year. Cement shipments for the third quarter of 1995 were at the same level as the comparable three month period of 1994 with a 14% increase in average cement net realized selling prices over the comparable prior-year period.

Sales of construction aggregates for the first nine months and third quarter of 1995 were $38.8 million and $17.4 million, respectively. Construction aggregates sales for the current nine-month period were $4.0 million higher than the comparable prior-year period resulting from an 8% increase in shipments during the first nine months of 1995.
 The increase is primarily attributable to higher shipments from the Canadian operation resulting from mild winter conditions, and increased shipments to the Southeastern United States. Sales of construction aggregates for the three months ended September 30, 1995 were $0.3 million lower than the comparable prior year period due to decreased shipments to the New York Metropolitan area, the result of soft market conditions, partly offset by higher average net realized selling prices.

Ready-mixed concrete and other operations recorded sales of $27.7 million and $11.6 million for the current nine and three-month periods, which were $4.6 million and $3.0 million respectively, lower than both comparable prior-year periods. The lower sales reflect lower shipments, resulting from unfavorable weather conditions experienced during the second and third quarters of 1995 in the Midwest, partly offset by an 11% increase in average net realized selling prices for the first nine months of 1995.

The Company's operations are seasonal and, consequently, the interim results are not necessarily indicative of the results to be expected for the full year.

Gross profits from the cement operations were $51.6 million and $25.2 million for the nine and three months ended September 30, 1995 as compared to a pro forma gross profit of $36.7 million and a gross profit of $21.9 million, respectively, for the comparable prior-year periods. These results primarily reflect 15% higher overall average net realized selling prices in 1995, partly offset by a 5% decrease in overall cement shipments during the first nine months of 1995, the result of wet weather conditions and high temperatures in the Midwest during the last six months of this year. The higher gross profit for the third quarter is primarily due to higher average net realized selling prices on approximately the same sales volume.

Gross profits from construction aggregates were $2.7 million and $3.9 million for the nine and three months ended September 30, 1995 as compared to a pro forma loss at the gross profit level of $0.5 million and a gross profit of $3.6 million, respectively, for the comparable prior year periods. The results for both periods primarily reflect higher shipments from the Nova Scotia, Canada operation and price increases in the New York Metropolitan area. In addition, lower year-to-date per unit production costs associated with higher production volume efficiencies at the West Nyack, New York and Canadian operations contributed to the improved results for the nine-month period. The assets of the Nova Scotia quarry were sold in early October 1995 for net proceeds, including working capital, of about $11 million, which approximated book value. This operation contributed sales of $8.1 million and $2.9 million, and an operating loss of $0.4 million and an operating profit of $0.5 million respectively, for the nine and three-month periods ended September 30, 1995.

Gross profits from the ready-mixed concrete and other construction products of $4.2 million and $2.3 million, respectively, for the nine and three months ended September 30, 1995 were $0.7 million and $0.4 million, respectively, lower than the comparable prior-year periods primarily due to lower ready-mixed concrete and concrete block shipments resulting from unfavorable weather in the Midwest and higher per unit material, yard and delivery costs, partly offset by higher average net realized selling prices.

Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Net income of $25.2 million, or $1.88 per share, for the first nine months of 1995 was $10.9 million, or $0.73 per share favorable to the pro forma comparable prior-year period. This was due primarily to the cumulative impact of cement price increases implemented in April 1995 and during 1994, higher shipments of construction aggregates and improved results from the Kosmos Cement Company joint venture. Also contributing to the increase in net income were lower selling, general and administrative expenses primarily resulting from the reductions in personnel through attrition combined with a corporate downsizing in late June 1994, and lower costs related to other postretirement benefits and pensions, in addition to lower legal expenses. The improvement in net income was partly offset by higher income tax expense in 1995 on higher pre-tax earnings. The provision for income taxes for the nine-month period ended September 30, 1995 reflects a 33% effective tax rate as compared to a 35% tax rate used at June 30, 1995. The reduction in the rate is due to a higher estimated percentage depletion allowance. The lower effective tax rate increased quarterly earnings per share by $0.05. The first nine months of 1994 pro forma results include a one time recovery of a litigation settlement of $6.5 million. This recovery increased the pro forma after-tax results by $4.2 million, or $0.35 per share.

Net income of $18.1 million, or $1.30 per share, for the third quarter of 1995 was $4.7 million, or $0.31 per share better than the comparable prior-year period. The results for the third quarter of 1995 represent a 31% improvement in earnings per share over the comparable prior-year period. The improvement was primarily due to the realization of cement price increases, higher shipments of construction aggregates, lower selling, general and administrative expenses due to lower costs related to pensions, other postretirement benefits and group insurance, higher joint venture income, and higher other income resulting from an insurance settlement related to a prior year claim. The favorable third quarter 1995 results were partly offset by higher income taxes. The higher income taxes resulted from the higher pre-tax earnings, partly offset by a lower effective tax rate.















28




PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

		See Notes 12 and 13 of Notes to Unaudited Financial
Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits

		11.	Statement Re Computation of Per Share Earnings.

		12.	Statement Re Computation of Ratio of Earnings to
Fixed Charges.

		27.	Financial Data Schedule.

	(b)  Reports on Form 8-K

		None.








                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: November 8, 1995			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: Novmeber 8, 1995			By:    JAMES W. LANGHAM
							       James W. Langham
							    Vice President, General
							     Counsel and Secretary