Form 10-K
period 1995-12-31
LONE STAR INDUSTRIES INC
filed 1996-03-25
CIK 60195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISSION FILE NUMBER 1-06124

                            LONE STAR INDUSTRIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                            NO. 13-0982660
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
300 FIRST STAMFORD PLACE, P.O. BOX 120014
STAMFORD, CT                                        06912-0014
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 969-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                             ON WHICH EACH CLASS REGISTERED
--------------------------------------------------   --------------------------------------------------
          Common Stock, par value $1.00                           New York Stock Exchange
                    per share
           Common Stock Purchase Rights                           New York Stock Exchange
          Common Stock Purchase Warrants                          New York Stock Exchange
            10% Senior Notes Due 2003                             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996: approximately $328,642,000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes /X/ No / /

     The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1996: Common Stock, par value $1.00 per share -- 11,477,384 shares.

     PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 16, 1996 ARE INCORPORATED IN PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                                  PAGE
                                                                                                  -----
Item 1.    Business...........................................................................      1
Item 2.    Properties.........................................................................      8
Item 3.    Legal Proceedings..................................................................      8
Item 4.    Submission of Matters to a Vote of Security Holders................................      9
PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..........      9
Item 6.    Selected Financial Data............................................................     10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.........................................................................     11
Item 8.    Consolidated Financial Statements and Supplementary Data...........................     22
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.........................................................................     51
PART III
Item 10.   Directors and Executive Officers of the Registrant.................................     51
Item 11.   Executive Compensation.............................................................     51
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................     51
Item 13.   Certain Relationships and Related Transactions.....................................     51
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................     51

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Lone Star is a cement, construction aggregates and ready-mixed concrete company with operations in the midwestern, southwestern and eastern United States. Lone Star's cement operations consist of five plants in the Midwest and Southwest and a 25% interest in Kosmos Cement Company, a partnership which owns and operates one cement plant in Kentucky and one in Pennsylvania ("Kosmos"). The Company's five wholly-owned cement plants produced approximately 3.8 million tons of cement during 1995, which approximates the rated capacity of the plants. Lone Star's construction aggregates operations consist of two quarries in New York State. The Company's ready-mixed concrete business owns or leases and operates several facilities in central Illinois and the Memphis, Tennessee area. The Company had approximately $323.0 million in net sales in 1995, with cement, construction aggregates and ready-mixed concrete operations representing approximately 73%, 15% and 12%, respectively, of such net sales.

     Lone Star Industries, Inc. was incorporated in Maine in 1919 as International Cement Corporation and, in 1936, changed its name to Lone Star Cement Corporation. In 1969, its state of incorporation was changed to Delaware and in 1971 its name was changed to Lone Star Industries, Inc. On April 14, 1994, the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code. The Company's executive offices are located at 300 First Stamford Place, P.O. Box 120014, Stamford, Connecticut 06912-0014 and its telephone number is (203) 969-8600. Unless the context otherwise requires, as used herein "Company" and "Lone Star" mean Lone Star Industries, Inc. together with its subsidiaries, excluding Rosebud Holdings, Inc. and its subsidiaries (collectively, "Rosebud"). Rosebud is a liquidating subsidiary established in the Company's bankruptcy proceedings.

CEMENT OPERATIONS

     Portland cement is the primary binding material used in the production of concrete. The principal raw materials used in the manufacture of cement are limestone or other calciferous materials, shale or clay, and sand. These raw materials are crushed, ground, mixed together and then introduced into a rotary kiln where they are heated to approximately 2700 degrees Fahrenheit. The resultant marble-sized intermediate material produced by this process is known as clinker. Clinker is then cooled, blended with a small amount of gypsum, and ground to the consistency of face powder to produce cement.

     Clinker can be produced utilizing either of two basic methods, a "wet" or a "dry" process. In the wet process, the raw materials are mixed with water to form a slurry prior to introduction into the rotary kiln. The dry process excludes the addition of water and dried raw materials are introduced directly into the kiln. The wet process has the advantage of greater ease in the handling and mixing of the raw materials, however additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. In the dry process, which is a newer more fuel efficient technology, hot air from the rotary kiln is recycled to pre-heat the raw materials, or separate burners are added to accomplish a significant portion of the chemical reaction, prior to the introduction of the raw materials into the rotary kiln.

     Whether a wet or dry method is utilized, the manufacture of cement is energy intensive, and the cost of such energy accounts for approximately one third of a cement plant's total manufacturing costs. Energy cost, and in particular coal, varies on a regional basis due in large part to transportation costs. In addition, the low value-to-weight ratio of cement and its constituent raw materials results in relatively high transportation costs, creating a largely regional business. As a result, proximity to sources of fuel and raw materials, as well as markets, are important aspects in the profitability of a cement plant. While subject to fluctuation and interruption resulting from adverse weather and other factors, distribution by water is generally the least expensive method of transporting cement.

     Lone Star's cement operations consist principally of the production of Type I portland cement at the Company's five owned cement plants and the distribution of that cement through the Company's 14 owned or leased distribution terminals. Other products manufactured at certain of these plants include Type III portland cement, which is a high early strength cement required in certain applications, and specialty cements, such as masonry, oil well and slag cements. Slag cement is a by-product of iron blast furnaces that may be used as a replacement for portland cement in certain instances.

The Company also purchases cement from both domestic and international sources for domestic resale. In addition, Lone Star owns a 25% interest in Kosmos, which owns and operates one cement plant in Kentucky and one in Pennsylvania.

     All of Lone Star's five cement plants are fully integrated from limestone mining through cement production, and the Company estimates that it has limestone reserves sufficient to permit operation of its plants at current levels of production for periods ranging from 30 to 100 years. Adequate supplies of other raw materials such as gypsum, shale, clay and sand are owned, leased or available for purchase by Lone Star. The Company believes that its plants have adequate sources from which to purchase power and fuel.

     The following table sets forth certain information regarding Lone Star's cement plants and their markets:

           PLANT LOCATION                                    PROCESS                FUEL                PRINCIPAL MARKET AREA
-------------------------------------      TONS OF       ---------------   ----------------------  -------------------------------
                                        RATED ANNUAL
                                       CEMENT CAPACITY
                                       ---------------
                                       (IN THOUSANDS)
Cape Girardeau, Missouri.............       1,200        Dry/Precalciner   Coal-Waste-Tires        E. Missouri; Central and N.E.
                                                                                                   Arkansas; Mississippi; S.
                                                                                                   Louisiana; N. Alabama;
                                                                                                   Tennessee; N.W. Kentucky; S.W.
                                                                                                   Illinois
Greencastle, Indiana.................         750              Wet         Coal-Waste              Indianapolis and other areas of
                                                                                                   Indiana; S.E. Illinois;
                                                                                                   N. Central Kentucky
Pryor, Oklahoma......................         725              Dry         Coal-Coke-Natural Gas   Oklahoma; Dallas, Texas;
                                                                                                   Kansas; W. Missouri
Oglesby, Illinois....................         600              Dry         Coal-Coke-Tires         Chicago and other areas of
                                                                                                   Northern and Central Illinois;
                                                                                                   S. Wisconsin
Maryneal, Texas......................         520         Dry/Preheater    Coal-Coke-Natural Gas   W. Texas
Kosmos Cement Company:
  Kosmosdale, Kentucky...............         700         Dry/Preheater    Coal-Oil                Kentucky; S. Indiana;
                                                                                                   S. Ohio; W. Virginia
  Pittsburgh, Pennsylvania...........         360              Wet         Coal                    W. Pennsylvania;
                                                                                                   W. Virginia; E. Ohio

     Cape Girardeau Complex. Lone Star's Cape Girardeau, Missouri plant is located on the Mississippi River, and its related terminals are located along the Mississippi and certain of its tributaries. Approximately 80% of the plant's cement production is shipped up and down these rivers via 16 owned barges, enabling the plant to serve a relatively wide market. Truck or rail are also available to transport product. The Cape Girardeau plant includes a modern dry/precalciner kiln and burns hazardous waste fuels. These fuels at times have provided up to 30% of the annual energy needs of the plant and have reduced production costs. See "Business -- Environmental Regulation". The distribution terminals supporting the Cape Girardeau plant are located in St. Louis, Missouri; Brandon, Mississippi; Paducah, Kentucky; Nashville and Memphis, Tennessee; and New Orleans, Louisiana. In addition to its other customers, this complex supplies cement to Lone Star's ready-mixed concrete operations in Memphis, Tennessee.

     Greencastle Complex. Lone Star's Greencastle plant is located approximately 40 miles southwest of Indianapolis, Indiana and is the nearest cement plant to this market, providing a freight cost advantage. Product is transported by truck to Indianapolis and by truck or rail to other markets. A portion of the Greencastle plant's production is a high quality Type III portland cement which commands a premium price relative to Type I portland cement, the Company's primary product. The Greencastle plant utilizes the wet process of clinker production, however, the relative fuel inefficiency of this process is offset in part by relatively low power and coal costs and relatively high labor productivity at this plant. Although use of waste fuels was minimal in 1994 and 1995, hazardous waste fuels have at times provided up to 40% of the annual energy needs of the plant and commencing in late 1995 the plant has resumed its use of these fuels. See "Business -- Environmental Regulation". The Greencastle complex has distribution terminals located in Fort Wayne and Elkhart, Indiana; and has a warehousing and distribution arrangement in Itasca, Illinois. In addition to its other customers, this plant supplies cement to Lone Star's ready-mixed concrete operations in central Illinois.

     Pryor Complex. The Pryor plant is located approximately 50 miles northeast of Tulsa, Oklahoma and serves the Kansas; Oklahoma; and Dallas, Texas markets by truck and rail. A portion of the plant's product is transported by barge. This plant produces both portland and oil well cement. The plant has relatively low power costs due to its proximity to two low cost sources. The complex has distribution terminals located near Wichita and Kansas City, Kansas; and in Oklahoma

City, Oklahoma; and Dallas, Texas. The Oklahoma distribution terminal's lease is being terminated during 1996, and the Company anticipates opening a new distribution terminal to replace it.

     Oglesby Complex. The Oglesby plant is located approximately 100 miles from Chicago and serves that and other central and northern Illinois construction markets by truck and rail. The complex has a distribution terminal located in Milwaukee, Wisconsin. In addition to its other customers, this plant supplies cement to Lone Star's ready-mixed concrete operations in central Illinois.

     Maryneal Complex. The Maryneal plant produces both portland and oil well cement and serves the western Texas market by truck and rail. The complex has a distribution terminal located in Amarillo, Texas and also shares the use of the Dallas terminal with the Company's Pryor plant.

     Kosmos Cement Company. Lone Star owns a 25% interest in Kosmos, which owns and operates a cement plant in Kosmosdale, Kentucky and one in Pittsburgh, Pennsylvania. Southdown, Inc., a publicly-traded cement company, owns the remaining 75% interest and is responsible for managing the day-to-day operations. All major decisions relating to Kosmos, however, require unanimous approval of its management committee which includes a Lone Star representative.

     New Orleans Facility. The New Orleans facility is the site of a former cement plant that has been converted to a distribution terminal used for receiving and storing cement from the Company's Cape Girardeau and Pryor plants as well as from international sources. This cement is then sold directly from the New Orleans facility or from a terminal in Brandon, Mississippi. The New Orleans facility is located off the Gulf Intercoastal Waterway, and can accommodate oceangoing vessels. In 1995, Lone Star also began producing slag cement and conducting a stevedoring operation at this location.

CONSTRUCTION AGGREGATES OPERATIONS

     Lone Star, through its wholly-owned subsidiary New York Trap Rock Corporation ("New York Trap Rock"), quarries and processes construction aggregates, including manufactured sand, crushed stone and other stone products, at two locations in New York State. In October 1995, another subsidiary of Lone Star sold its assets consisting principally of a quarry and plant in Nova Scotia. After giving effect to that sale, Lone Star's total estimated annual production capacity is approximately 5.6 million tons and total estimated reserves are in excess of 350 million tons. Excluding the Nova Scotia quarry, sales volume in 1995 approximated 4.1 million tons.

     The following table sets forth certain information regarding Lone Star's construction aggregates operations:

                                                                                                    ESTIMATED
                                                      ESTIMATED ANNUAL                               MINIMUM
                  PLANT LOCATION                     PRODUCTION CAPACITY    TYPE OF AGGREGATE    RESERVES (YEARS)
---------------------------------------------------  -------------------   --------------------  ----------------
                                                     (IN THOUSAND TONS)


Clinton Point, New York............................         4,500          Wappingers Dolomite          60
West Nyack, New York...............................         1,100          Diabase Trap Rock            80

     Clinton Point Plant. The Clinton Point plant is located on the Hudson River near the City of Poughkeepsie, New York, approximately 65 miles from the New York metropolitan area. The Company transports approximately 80% of this plant's product down the Hudson River via a fleet of 117 owned barges to customers located throughout the New York City metropolitan area. The remaining product is delivered by truck to the local market surrounding the plant. Access to the Hudson River enables the plant to distribute its product to a relatively wide area. A large majority of the plant's product is sold to ready-mixed concrete and asphalt producers, with the remainder sold for roadway projects and specialty use such as rip rap for the construction of jetties. The Wappingers Dolomite produced by this quarry is frequently blended with granite to meet certain pavement skid resistance specifications, and the Company has entered into a contract with its former Nova Scotia quarry to supply this granite until October 1997.

     West Nyack Plant. The West Nyack quarry is located in Rockland County, northwest of New York City, and ships all of its product by truck, primarily to counties surrounding the quarry location. The West Nyack plant currently is not cost competitive, and the Company is reviewing options regarding this quarry and the rest of New York Trap Rock, including the construction of a modern plant in West Nyack, at an expected capital cost of approximately $25 million, and/or the sale of New York Trap Rock.

READY-MIXED CONCRETE OPERATIONS

     Ready-mixed concrete, a versatile building material used in almost all construction, is produced by mixing stone, sand, water and admixtures with cement. The proximity of Lone Star's ready-mixed concrete operations to its Cape Girardeau, Greencastle and Oglesby cement complexes have enabled them to become vertically integrated, purchasing cement from Lone Star plants as well as outside suppliers, and has allowed the Company to become a major supplier of ready-mix and other concrete products in central Illinois and the Memphis, Tennessee area. The Company sold approximately 570,000 cubic yards of ready-mixed concrete to a variety of end users in 1995. The Company's concrete operations include a small sand and gravel plant in central Illinois.

CONSTRUCTION INDUSTRY CONDITIONS

     The markets for the Company's products are highly competitive. Portland cement is largely a commodity product, and due to this lack of product differentiation, the Company competes with domestic and international sources of cement largely on the basis of price. Accordingly, cement prices and the Company's profitability are very sensitive to small shifts in the levels of supply and demand in the Company's markets, and the Company's ability to compete effectively is dependent on its operating costs being at acceptable levels. To a lesser extent, other competitive factors such as service, delivery time and proximity to customers affect the Company's performance.

     Construction spending and cement consumption historically have fluctuated widely. Demand for cement is derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction, which are highly cyclical and, in turn, are influenced by prevailing economic conditions, including interest rates and availability of public funds. Moreover, due to cement's low value-to-weight ratio, the industry is largely regional, with sales in a given market dependent on regional demand which is tied to local economic factors that may fluctuate more widely than those of the United States as a whole. In addition, the supply of cement from domestic and foreign sources can vary from region to region and over time. As a result, even though the Company sells in more than one area of the country, its operating results are subject to significant fluctuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". While sales by Lone Star directly to federal, state and local governmental agencies are not significant, customers of Lone Star are engaged in a substantial amount of construction in which government funding is a component.

     According to statistics compiled by the United States Bureau of Mines, the 1980's was a period of relative high cement imports, which the Company attributes in large part to low ocean shipping rates and excess foreign capacity relative to demand, factors that typically affect the level of cement imports. This high level of imports negatively affected the selling price of cement in many regional markets, and published sources indicate that cement prices remained in a narrow range during this period. As a result of anti-dumping petitions filed by a group of domestic cement producers beginning in 1990, anti-dumping orders were imposed on cement imported from Mexico and Japan. The resulting anti-dumping duties are being determined in annual administrative reviews by the United States Department of Commerce. Notwithstanding recent amendments to the anti-dumping provisions enacted as a result of the Uruguay round of world trade negotiations under the General Agreement on Tariffs and Trade ("GATT") and significant lobbying and litigation by Mexican cement producers, which are ongoing, the Company believes that the U.S. anti-dumping law currently provides effective remedies against unfairly priced imports. In particular, the anti-dumping orders against Mexico and Japan are scheduled to remain in effect until January 1, 2000 and may continue thereafter if petitioners prevail in "sunset reviews" before the Commerce Department and the U.S. International Trade Commission. Recent improvement in the performance of the United States economy, coupled with lower imports, has led to a more favorable supply/demand ratio for cement suppliers, which enabled the Company to implement price increases in both 1994 and 1995. The Company has announced cement price increases of $3 to $5 per ton effective April 1996.

     According to published sources, the United States cement industry is comprised of approximately 50 companies with an annual cement production capacity in the 85 to 87.5 million ton range. The ten largest companies account for approximately 60% of the total productive capacity. While modest increases in the production capacity of the industry have been accomplished through modifications to existing facilities, and competitors of Lone Star's have announced plans to make capital expenditures to expand and modernize certain existing facilities and, in one case, build a new "greenfield" cement plant, the high cost of new plants and the requisite lengthy permitting process are significant barriers to new domestic production capacity. Imported cement has traditionally filled the gap during periods where the demand for cement was high relative to domestic productive capacity.

     Construction spending and cement consumption are seasonal, particularly in the Company's northern markets where colder weather affects construction activity. Other adverse weather conditions such as flooding, which can interrupt production and transportation of cement, and extreme heat, which can affect concrete pouring, also affect the Company's operations.

CUSTOMERS AND MARKETING; BACKLOG

     The Company's customer base primarily consists of ready-mixed concrete producers, prestressed concrete producers, other concrete product producers and highway construction firms. Taken as a whole, no single customer of the Company accounted for more than 10% of total sales during 1995. The marketing effort for the Company's cement, construction aggregates and ready-mixed concrete operations is handled by a local sales force. Most purchases of the Company's products are done on a spot basis, and accordingly, order backlogs are not significant.

ENVIRONMENTAL REGULATION

     The Company, like others in the construction materials and cement manufacturing industry, is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment (including those governing water discharges, air emissions and the handling, use and disposal of hazardous and non-hazardous waste materials) and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

     The federal Water Pollution Control Act, commonly known as the Clean Water Act, provides a comprehensive federal regulatory scheme governing the discharge of pollutants to waters of the United States. This regulatory scheme requires that permits be secured for discharges of wastewater, including stormwater runoff associated with industrial activity, to waters of the United States. The Company has secured or has applied for all required permits in connection with its wastewater and stormwater discharges.

     The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxins from cement manufacturing facilities. Following the EPA's promulgations of MACT for the cement industry, the Company, like others in the industry, may be required to install additional control technology at its cement manufacturing facilities and meet more stringent air emissions standards. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards, which are subject to public comment and are not anticipated by the Company to be in full force and effect prior to the end of 1996, are extremely lengthy and complex and have not been reviewed by the Company, but depending on their terms could have the effect of limiting or eliminating the use of HWF at one or both facilities.

     The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, on January 31, 1995 the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. In early 1996, EPA officials reported that certain other alternatives -- such as oversight of CKD management by state environmental agencies -- also are being explored. It is not possible to predict at this time what, if any, new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs), if any, would be incurred by the Company to comply with these requirements. As an alternative to new EPA regulations or state oversight, portland cement manufacturers, including Lone Star, are engaged in negotiations with the EPA in an attempt to enter into other arrangements relating to the management of CKD.

     On July 20, 1995, the State of Indiana made a determination that the CKD stored at the Company's Greencastle plant is a type I waste and requested that the Company apply for a formal permit for an on-site landfill for the CKD. The Company understands that similar notices were sent to other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and has received a stay to allow it to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief, such as an agreed order requiring certain additional waste management procedures that are less stringent than those required for type I wastes. If the Company is not successful in this regard, however, like other Indiana cement producers, the Greencastle plant could incur substantially increased operating and capital costs.

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, in the past Lone Star has been involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past non-compliance, and there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to continue to burn HWF. As a result of a court decision vacating a BIF Rules air emission standard, the Company temporarily curtailed its use of HWF at the Greencastle cement plant. The Company completed compliance testing in August 1995, has recertified under interim status and has recommenced burning HWF.

     The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process in late 1996. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. While, as noted above, wastes produced by the Company generally are not classified as hazardous wastes, many of the raw materials, by-products and wastes currently and previously produced, used or disposed of by the Company or its predecessors contain chemical elements or components that have been designated as hazardous substances or which otherwise may cause environmental contamination. Hazardous substances are or have been used or produced by the Company in connection with its cement manufacturing operations (e.g. grinding compounds, refractory bricks), quarrying operations (e.g. blasting materials), equipment operation and maintenance (e.g. lubricants, solvents, grinding aids, cleaning aids, used oils), and hazardous waste fuel burning operations. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. In certain circumstances the Company is undertaking investigation and remediation pursuant to state environmental requirements. See
Note 27 of Notes to Consolidated Financial Statements. In addition, the Company is reviewing certain of its inactive properties to determine if any remedial action may be required at these sites. There can be no assurances that the Company will not have additional liability as a result of its being named as a potentially responsible party at additional Superfund sites or that additional releases of hazardous substances will not be found to have occurred at facilities presently or formerly owned or operated by the Company. Although the Company may be able to avoid the imposition of such liability for releases or threatened releases of hazardous substances that occurred prior to the commencement of the Company's bankruptcy proceedings in 1990, there can be no assurances in this regard.

     The Company's operations are also subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing and construction aggregates facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

     For additional information concerning certain environmental matters involving the Company, see Note 27 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 1,450 employees. Of these employees, approximately 950, including all hourly employees at all Company operations other than certain cement distribution terminals and the New Orleans slag cement and stevedoring operations, were members of labor unions. During 1995, there were no labor disruptions at any of the Company's facilities. The Company believes that relations with its employees generally have been good.

     A number of collective bargaining agreements covering Lone Star's hourly employees at its ready-mixed concrete operations were renegotiated in 1995. During 1996, collective bargaining agreements covering substantially all Lone Star's hourly employees at its cement and construction aggregates operations will be renegotiated. The Company does not currently anticipate any unusual circumstances or difficulties in obtaining replacement agreements, however, there can be no assurances in this regard.

BANKRUPTCY REORGANIZATION PROCEEDINGS AND LIQUIDATING SUBSIDIARY

     In December 1990, Lone Star Industries, Inc. and certain of its subsidiaries commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Chapter 11 proceedings were precipitated by a variety of factors including generally depressed economic and business conditions, increasingly restricted sources of financing, potential defaults under long-term debt agreements, potential litigation exposure relating to concrete railroad crossties, and uncertainty and potential liabilities with respect to environmental, retiree benefit and pension related obligations. The Chapter 11 proceedings were commenced in order to preserve the Company's assets and enable it to seek a long-term solution to its financial, litigation and business problems.

     On April 14, 1994, the Company emerged from its Chapter 11 proceedings pursuant to a plan of reorganization. Upon emergence from the Chapter 11 proceedings, the Company was reorganized around its core domestic operations, and Rosebud was formed to own and liquidate remaining non-core assets and operations (the "Rosebud Assets"). Pursuant to its plan of reorganization, Lone Star issued certain equity securities in exchange for pre-petition equity and paid cash and issued debt and equity securities for certain pre-petition debt and other claims. Certain other pre-petition indebtedness was discharged, reinstated or restructured and assumed; certain litigations were settled; and a restructured

Board of Directors was designated. The plan of reorganization also implemented settlements relating to certain retiree health and life insurance benefits, pension and financing obligations.

     As part of a pre-petition restructuring which commenced in 1989 and continued through the Chapter 11 proceedings, the Company implemented a comprehensive organizational and financial restructuring through which it closed certain facilities, reduced management, strategically disposed of assets (including substantially all its partnership, joint venture and foreign interests), rejected or modified agreements, and improved operating procedures at its ongoing operations. Certain assets that had been held for sale under the 1989 restructuring program were included as part of the reorganized entity and other such assets were included in the Rosebud Assets. In addition, the Company adopted fresh-start reporting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 23 of Notes to Consolidated Financial Statements.

     Rosebud was established for the purpose of liquidating the Rosebud Assets for the benefit of holders of Rosebud's 10% Asset Proceeds Notes due 1997 issued pursuant to the Company's Plan of Reorganization ("Asset Proceeds Notes"). As of February 29, 1996, there remained outstanding an aggregate $4.4 million principal amount of Asset Proceeds Notes, for which Lone Star has no liability. Rosebud Assets remaining at February 29, 1996 consist of certain unimproved property located in Louisiana, Massachusetts, Oregon, Texas and Virginia, net available cash in the amount of approximately $2.4 million, and a secured promissory note in the principal amount of $0.3 million.

     Liabilities associated with all Rosebud Assets, sold and unsold, were assumed by Rosebud and it has agreed to indemnify Lone Star for these liabilities. However, the assumption of Lone Star's liabilities by Rosebud may not be binding upon third parties, and, in any event, as to any such liabilities arising from actions or circumstances that existed on or before April 14, 1994 and that result in payments to Lone Star aggregating in excess of $7.0 million, Rosebud's obligation to indemnify Lone Star in respect thereof is subordinated to repayment of the Asset Proceeds Notes. Lone Star provides management and various other services to Rosebud pursuant to a Management Services Agreement under which Rosebud pays to Lone Star a quarterly fee of 0.25% of the value of its unsold assets and reimburses Lone Star for any payment Lone Star makes to third parties on behalf of Rosebud, subject to the limitations described above. Rosebud paid Lone Star a fee of $0.6 million for services rendered during 1995.

ITEM 2.  PROPERTIES.

     Lone Star's main operations are conducted at its plants and distribution terminals described in Item 1 above. Lone Star owns its five cement plants and a majority of the distribution terminals supporting these plants. With respect to those distribution terminals not owned, Lone Star holds a land lease for the underlying real property and owns the facilities located on such property. There is one additional distribution terminal that is leased to a third party. Lone Star owns its aggregate operations except for a small sand and gravel quarry associated with the Company's concrete operations, which is leased. The ready-mixed concrete plants are located on owned land or sites held under leases for varying terms. No difficulty is anticipated in renewing leases as they expire or finding satisfactory alternative sites. The Company leases executive offices in Stamford, Connecticut and owns or leases offices in Indianapolis, Indiana and West Nyack, New York. The Company also owns or leases other offices in the United States.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of the building has notified the Company, among others, that it intends to hold responsible parties liable. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure, although engineering studies are reportedly being conducted with final results expected in mid-1996. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its former cement plants. There has been no indication that the cement was defective. The Company is conducting an investigation into these matters and believes that it has both insurance coverage and good defenses to any claim of liability that may be asserted against it relating to the demolished building.

     For information concerning certain environmental matters involving the Company, see Note 27 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                                                                    OFFICE AND YEAR IN WHICH INDIVIDUAL
                        NAME                           AGE           FIRST BECAME AN EXECUTIVE OFFICER
-----------------------------------------------------  ---     ----------------------------------------------
David W. Wallace.....................................  72      Chairman of the Board and Chief Executive
                                                               Officer (1991)
William M. Troutman..................................  55      President and Chief Operating Officer (1986)
John J. Martin.......................................  64      Senior Vice President of the Company (1979)
                                                               and President of Rosebud (1994)
Roger J. Campbell....................................  59      Vice President -- Cement Operations (1986)
William J. Caso......................................  51      Vice President -- Taxes and Insurance (1994)
Pasquale P. Diccianni................................  54      Vice President -- Aggregate Operations (1988)
Thomas S. Hoelle.....................................  44      Vice President -- Planning (1994)
Gerald F. Hyde, Jr...................................  53      Vice President -- Personnel and Labor
                                                               Relations (1983)
James W. Langham.....................................  36      Vice President, General Counsel and Secretary
                                                               (1995)
Harry M. Philip......................................  47      Vice President -- Cement Manufacturing (1994)
Michael W. Puckett...................................  51      Vice President -- Cement Sales and Concrete
                                                               Operations (1985)
William E. Roberts...................................  56      Vice President, Chief Financial Officer,
                                                               Controller and Treasurer (1988)

     All of the executive officers' terms of office continue until the next annual meeting of the Company's stockholders and until their successors have been elected and qualified. All of the executive officers have been employed by the Company as an officer or in an executive capacity for more than five years, except for Mr. Langham, who for more than five years prior to joining the Company was an attorney at the law firm of Proskauer Rose Goetz & Mendelsohn LLP in New York City.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein:

                                                               |
                                        SUCCESSOR COMPANY      |                 PREDECESSOR COMPANY
                                   --------------------------- |  -------------------------------------------------
                                   FOR THE YEAR   FOR THE NINE |     FOR THE        FOR THE YEAR ENDED DECEMBER 31,
                                      ENDED       MONTHS ENDED |  THREE MONTHS
 (IN THOUSANDS EXCEPT PER SHARE    DECEMBER 31,   DECEMBER 31, |  ENDED MARCH 31,   -------------------------------
            AMOUNTS)                   1995           1994     |       1994            1993       1992        1991
---------------------------------  ------------   ------------ |  --------------    --------   ---------   --------
                                                               |
Net sales........................    $323,008       $261,645   |    $   33,709       $240,071   $ 230,098   $238,692
Income (loss) before                                           |
  reorganization items, income                                 |
  taxes, and cumulative effect of                              |
  changes in accounting                                        |
  principles and extraordinary                                 |
  item...........................    $ 53,376       $ 45,133   |    $   (3,170)      $  6,196   $ (42,429)  $  2,948
Income (loss) before cumulative                                |
  effect of changes in accounting                              |
  principles and extraordinary                                 |
  item...........................    $ 35,762       $ 29,333   |    $ (150,638)      $(35,258)  $ (45,428)  $ (5,547)
Net income (loss)................    $ 35,762       $ 29,333   |    $  (23,118)      $(36,040)  $(164,342)  $ (5,547)
PER COMMON SHARE                                               |
Primary:                                                       |
Income (loss) before cumulative                                |
  effect of changes in accounting                              |
  principles and extraordinary                                 |
  item...........................    $   2.66       $   2.22   |           n/m(1)    $  (2.42)  $   (3.03)  $  (0.64)
Net income (loss)................    $   2.66       $   2.22   |           n/m(1)    $  (2.47)  $  (10.18)  $  (0.64)
Shares outstanding at December                                 |
  31.............................      11,477         12,000   |           n/m         16,645      16,644     16,621
Cash dividends per common                                      |
  share..........................    $   0.15         --       |       --               --         --          --

                                                                                  |       PREDECESSOR COMPANY
                                                                                  | ------------------------------
                                                    SUCCESSOR COMPANY             |
                                         ---------------------------------------  |           DECEMBER 31,
                                         DECEMBER 31,   DECEMBER 31,   MARCH 31,  |  ------------------------------
                                             1995           1994         1994     |    1993       1992       1991
                                         ------------   ------------   ---------  |  --------   --------   --------
                                                                                  |
FINANCIAL POSITION AT END OF PERIOD:                                              |
Total assets...........................    $480,926       $553,320     $ 579,411  |  $924,885   $952,649   $914,437
Long-term debt(2):                                                                |
  Senior notes.........................    $ 78,000       $ 78,000     $  78,000  |     --         --         --
  Asset proceeds notes.................    $  4,399       $ 87,000     $ 112,000  |     --         --         --
Production payment(3)..................      --           $ 19,966     $  20,963  |  $  2,000   $  4,000   $  4,000
Liabilities subject to Chapter 11                                                 |
  proceedings(4).......................      --             --            --      |  $627,938   $611,129   $555,331
Redeemable preferred stock.............      --             --            --      |  $ 37,500   $ 37,500   $ 37,500
Common shareholders' equity............    $159,740       $122,463     $  93,313  |  $ 12,348   $ 59,698   $226,162

---------------
(1) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the successor company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock (See Note 23 of Notes to Financial Statements).

(2) See Notes 8 and 9 of Notes to Financial Statements.

(3) The long-term portion of the production payment is included in Liabilities Subject to Chapter 11 Proceedings at December 31, 1993, 1992 and 1991.

(4) See Note 23 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     As of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company adopted fresh-start reporting which included adjustments for bankruptcy-related cash transactions through the effective date, which for accounting purposes was March 31, 1994, to properly reflect the reorganization. As a result of the plan of reorganization becoming effective, the Company's financial statements for the year ended December 31, 1995 are not comparable to statements for the prior year. (See Note 24 for 1994 pro forma results.)

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

     In addition, as discussed in Note 8, the asset proceeds notes issued by Rosebud Holdings, Inc., the Company's liquidating subsidiary, bear interest at a rate of 10% per annum payable in cash and/or in additional asset proceeds notes in semi-annual installments.

     The asset proceeds notes mature on July 31, 1997. These notes were guaranteed, in part, by the Company pursuant to the Company guarantee. The Company's guarantee, guarantee agreement, and the related pledge of Rosebud's common stock owned by the Company was terminated on July 14, 1995 as the combined partial redemption of the asset proceeds notes made to that date exceeded $88.1 million. As of December 31, 1995, total interest and principal payments of approximately $150.5 million had been paid on the asset proceeds notes.

     The remaining face value of the asset proceeds notes as of December 31, 1995 was $4.4 million. Other than an initial $5.0 million cash contribution by the Company for working capital purposes, the Company is not obligated to fund additional Rosebud working capital requirements. Cash generated by Rosebud in excess of the remaining face value of the asset proceeds notes, accrued interest and Rosebud working capital requirements, if any, will be paid to Lone Star.

     Upon emergence from Chapter 11 the Company entered into a three-year, $35.0 million revolving credit agreement, which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The agreement was subsequently amended in April, November and December 1995. The amendments reduced the rates of interest under the agreement and increased the amounts allowed for capital expenditures and certain other payments. Although the Company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance at December 31, 1995.

     In November 1995, the Board of Directors authorized the expenditure of up to $20.0 million for the repurchase of the Company's common stock. The Company executed a purchase of 600,000 shares through a privately negotiated transaction in mid-November 1995 at a cost of $13.9 million.

     During 1995, the Company made scheduled payments of $3.0 million and a prepayment of $17.0 million, terminating the production payment liability.

     The Company's financing agreements contain restrictive covenants which, among other things, limit the payment of dividends, and prohibit or limit the Company's ability to incur additional indebtedness, create liens, engage in mergers and acquisitions or make certain capital expenditures.

Analysis of Cash Flows and Working Capital

     Cash flows from operating activities of $50.3 million for the year ended December 31, 1995, primarily reflect income from operations, changes in working capital and $11.3 million of pension plan contributions. The utilization of net operating loss carryforwards in 1995 will reduce cash taxes otherwise payable by approximately $15.8 million. At

December 31, 1995 the Company had net operating loss carryforwards of approximately $200.0 million which are expected to reduce future cash taxes by an additional $70.0 million over time.

     During the year ended December 31, 1995, the Company used $21.2 million for investing activities, primarily representing capital expenditures, partly offset by proceeds of $15.4 million from asset sales, including the Nova Scotia, Canada aggregate operation, and the Denver, Colorado concrete railroad tie plant, which had been leased to a third party.

     Net cash outflows from financing activities of $34.5 million for the year ended December 31, 1995 primarily reflect payments on the remaining production payment balance of $20.0 million and the repurchase of 600,000 shares of the Company's common stock for $13.9 million.

     Working capital on December 31, 1995, was $81.7 million as compared to $71.4 million on December 31, 1994. Current assets increased $5.6 million primarily due to higher inventory and prepaid expenses, partly offset by lower marketable securities. Current liabilities decreased $4.7 million primarily due to a $3.0 million reduction on the production payment and lower accounts payable, partly offset by higher state taxes payable.

     Investments in joint ventures increased $3.0 million due to income from Kosmos Cement Company, less cash dividends paid. Net property, plant and equipment increased $1.4 million reflecting capital expenditures partly offset by depreciation and the sales of the Nova Scotia quarry and the Denver facility. Payments of $17.0 million on the long-term portion of the production payment terminated the liability. The long-term pension liability decreased $7.5 million, primarily reflecting contributions made during 1995 in excess of current expenses.

     The carrying value on the Company's books of net assets of Rosebud and the related asset proceeds notes decreased $82.6 million primarily due to a $30.0 million redemption of the outstanding notes in late February 1995, a $25.0 million redemption in July 1995, a $12.0 million redemption in October 1995 and a $35.0 million redemption in December 1995 which primarily resulted from asset sales and recoveries. This was partly offset by an increase in asset valuation reflecting the shorter time period used in determining the present value. The decrease was also partly offset by a $9.4 million net proceeds recovery from the crosstie litigation involving Northeast Cement Company and its affiliates, Lafarge Corporation and Lafarge Canada, Inc., and by the inclusion of litigation settlements totaling $6.7 million reached with the remaining insurance companies related to indemnity in the crosstie cases and with two Argentine companies related to the 1992 auction sale of the Company's Argentine subsidiary. Prior to reaching final agreements, these recoveries were not included in the valuation of the net assets of Rosebud. All payments related to the above litigation settlements have been received.

Capital Expenditures

     Capital expenditures of $36.6 million for 1995 were primarily for major repairs, replacements and improvements at existing facilities, including the expansion of the St. Louis, Missouri cement terminal to be completed in 1996. Capital expenditures also included $5.8 million related to the purchase of a fleet of barges used by New York Trap Rock, which had previously been leased.

     In an effort to increase production, improve operating efficiencies and reduce costs, the Company expects to make capital investments of approximately $50.0 million in 1996. In addition to spending $8.9 million for a modern clinker storage facility at the Cape Girardeau cement plant expected to be completed in early 1997, the Company intends to make various other improvements at its Cape Girardeau complex at an expected cost of approximately $5.7 million. Planned expenditures for 1996 also include improvements to the New Orleans, Louisiana cement terminal and slag grinding facility at a cost of approximately $5.6 million and improvements, including the expansion of two cement terminals and the relocation of another cement terminal, at an expected cost of $7.5 million. The Company expects to fund its 1996 capital expenditures from cash on hand in addition to cash to be generated from operations.

Other Information

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during 1995 did not have a material effect on the financial condition or cash flows of the Company. The December 31, 1995 accompanying consolidated balance sheet includes accruals of $6.9 million which represent the Company's current estimate of its liability related to environmental matters.

     On January 31, 1995, the United States Environmental Protection Agency ("EPA") issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of cement kiln dust ("CKD"), a by-product of cement manufacturing. Generally, the regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing Resource Conservation and Recovery Act ("RCRA") hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. In early 1996, EPA officials reported that certain other alternatives -- such as oversight of CKD management by state officials -- also are being explored. It is not possible to predict at this time what, if any, new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs), if any, would be incurred by the Company to comply with these regulatory requirements. As an alternative to new EPA regulations or state oversight, portland cement manufacturers including Lone Star, are engaged in negotiations with the EPA in an attempt to enter into other arrangements relating to the management of CKD.

     On July 20, 1995, the State of Indiana made a determination that the Company's CKD was a type I waste and requested that the Company apply for a formal permit for an on-site landfill for the CKD at the Greencastle, Indiana plant. The Company understands that similar notices were sent to all other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and received a stay to allow it to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief such as an agreed order requiring certain additional waste management procedures that are less stringent than those required for type I wastes. If the Company is not successful in this regard, however, like other Indiana cement producers, the Greencastle plant could incur substantially increased operating costs.

     A number of collective bargaining agreements covering the Company's hourly employees at its ready-mixed concrete operations were renegotiated in 1995. During 1996 collective bargaining agreements covering substantially all of the Company's hourly employees at its cement and construction aggregates operations will be renegotiated. The Company does not currently anticipate any unusual circumstances or difficulties in obtaining replacement agreements.

DIVIDENDS AND STOCK MARKET PRICES

     In April 1995 the Company's Board of Directors declared a $0.05 per share dividend paid on June 15, 1995 to shareholders of record as of June 1, 1995 and announced their intention to continue, so long as merited, this dividend on a quarterly basis. The dividend represented the first cash dividend paid since 1989. The Board of Directors has since declared additional $0.05 per share dividends paid on September 15, 1995 and December 15, 1995. On February 1, 1996 the Board of Directors declared a $0.05 per share dividend payable on March 15, 1996 to stockholders of record as of March 1, 1996.

     The common stock, warrants and senior notes are listed on the New York Stock Exchange ("NYSE") and began trading May 3, 1994 (Prior to this the old common stock and preferred stock traded on the NYSE). The following table sets forth the high and low sales prices for the common stock and warrants in composite transactions as reported on the NYSE.

                                                                     COMMON STOCK       WARRANTS
                                                                     -------------     -----------
                                                                     HIGH     LOW      HIGH    LOW
                                                                     ----     ----     ---     ---
    1995
    First Quarter..................................................  $20 3/4  $17 1/4  $7 1/4  $6
    Second Quarter.................................................   21 7/8   19 1/2   8 1/8   6 1/2
    Third Quarter..................................................   24 5/8   21 3/8   9 7/8   7 1/2
    Fourth Quarter.................................................   25 1/4   22 1/2   9 5/8   8
    1994
    Second Quarter (commencing May 3, 1994)........................   16       14 1/4   7 5/8   6
    Third Quarter..................................................   18 1/8   14 7/8   7 3/4   6 1/8
    Fourth Quarter.................................................   19 3/4   15       8 1/4   6 1/8

     On March 15, 1996, the reported sale price of the common stock and warrants was $29 1/4 per share and $13 1/4 per warrant, respectively. As of March 15, 1996, the Company had approximately 1,925 holders of record of common stock and 2,874 holders of record of warrants.

RESULTS OF OPERATIONS

     On April 14, 1994 the plan of reorganization became effective. Upon the plan of reorganization becoming effective, the Company issued new common stock, warrants, senior notes and asset proceeds notes, transferred certain assets to Rosebud and for accounting purposes adopted fresh-start reporting as of March 31, 1994. As a result, the Company's financial statements for the year ended December 31, 1995 are not comparable to statements for prior periods. Also affecting comparability are differences in the operating units of the successor company and the predecessor company. The successor company's operations include the Pryor, Oklahoma and Maryneal, Texas cement plants which were previously classified as assets held for sale and were excluded from the predecessor company's results. The successor company's operations exclude the Nazareth, Pennsylvania and Santa Cruz, California cement plants and the Hawaiian Cement and RMC LONESTAR partnerships. These operations, along with certain other assets, were transferred to Rosebud. See Note 1 for a description of operations and basis of presentation.

     To facilitate a meaningful comparison of the Company's operating performance, as historical annual results for 1995 and 1994 are not comparable, the following discussion and analysis compares the results of the historical year ended December 31, 1995 with the pro forma results for the 1994 period (See
Note 24). The Company believes that this comparison is useful in understanding its operating performance for the current year.

     The Company's operations are seasonal and, consequently, the interim results are not necessarily indicative of the results to be expected for the full year.

1995 COMPARED TO PRO FORMA 1994

Net Sales

     Consolidated net sales of $323.0 million during 1995 were $16.1 million higher than the prior year pro forma results. The increase in net sales primarily reflects cement price increases implemented in April 1995 and during 1994. Cement price increases of $3 to $5 per ton have been announced effective April 1996.

     Cement sales of $237.4 million during 1995 were $24.2 million greater than the prior year pro forma results, primarily due to 15% higher average cement net realized selling prices in 1995, the result of price increases which began in 1994. Cement shipments for 1995 were 4% below 1994 levels.

     Sales of construction aggregates of $48.4 million during 1995 were $1.8 million lower than the 1994 pro forma results. This decrease is primarily attributable to lower shipments, particularly into the New York Metropolitan area, resulting from soft market conditions. The 9% decrease in overall construction aggregates' shipments was partly offset by a 5% increase in average selling prices.

     Ready-mixed concrete and other operations sales during 1995 were $37.3 million, $6.3 million below the prior year pro forma results. This reflects a 21% decrease in shipments resulting from unfavorable weather conditions experienced during the second and third quarters of 1995 in the Midwest, combined with soft market conditions. The decrease in shipments was partly offset by a 12% increase in average net realized selling prices.

     Net sales of cement, construction aggregates and ready mixed concrete and other products contributed 73%, 15% and 12%, respectively, to total sales for 1995.

Gross Profits

     Gross profits from the cement operations were $72.7 million in 1995 as compared to pro forma gross profits of $52.7 million for 1994. Gross profits at each plant in 1995 were higher than the previous year. These results primarily reflect 15% higher average cement net realized selling prices in 1995. Partly offsetting these favorable results were higher overall per unit costs, reflecting higher costs and production interruptions, particularly at the Maryneal, Texas cement plant.

     The Cape Girardeau, Missouri and Greencastle cement plants use hazardous waste fuel as cost-saving energy sources. The Company expects to continue to operate its waste fuel program which is subject to stringent regulation pursuant to federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities. There can be no assurance that the Company's hazardous waste fuel operations will be able to maintain compliance with the requirements contained in the federal Boiler and Industrial Furnace Regulations under RCRA ("BIF Rules") and state requirements or that changes to such rules or requirements or their interpretation by the relevant agencies or courts will not make it more difficult or cost prohibitive to maintain regulatory compliance or to continue to burn hazardous waste fuel (See Note 27).

     Construction aggregates gross profits of $3.5 million during 1995 increased $1.1 million over the prior year pro forma results. These results primarily reflect lower finance costs associated with the purchase of the fleet of barges which had previously been leased, along with a 5% increase in overall average selling prices, partly offset by lower shipments in 1995 in the New York Metropolitan area due to soft market conditions. Shipments from the New York Trap Rock operations were adversely affected by the temporary closure of a customer's asphalt plant (for rebuilding purposes), a sluggish concrete stone market, and the decision not to compete on certain low price jobs. Lower per unit production costs associated with higher production volume efficiencies at the Nova Scotia, Canada operation contributed to the improved results. The assets of the Nova Scotia quarry were sold in October 1995 for net proceeds including working capital of about $11.4 million, which approximated book value. This operation contributed sales of $8.1 million and an operating loss of $0.4 million to the 1995 results.

     Gross profits from ready-mixed concrete and other construction products were $5.7 million for 1995, a $0.1 million decrease from the 1994 pro forma results, primarily reflecting a 21% decrease in overall ready-mixed concrete shipments, partly offset by a 12% increase in overall average net realized selling prices. Lower ready-mixed concrete and concrete block shipments resulted from unfavorable weather in the Midwest and soft market conditions, particularly in the central Illinois area. Higher per unit costs at all operations adversely affected 1995 gross profits.

     Included in the calculation of gross profits are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Joint Ventures

     Pre-tax income from joint ventures of $6.7 million during 1995 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1995 were $2.1 million higher than the prior year reflecting higher net realized selling prices, partly offset by lower shipments.

Other Income

     Other income of $4.0 million in 1995 decreased $1.0 million from 1994, reflecting lower rental income resulting from sales of assets which had been leased to third parties partly offset by proceeds from an insurance settlement relating to a prior year claim.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $29.7 million during 1995 represent a decrease of $2.4 million over the prior-year pro forma expense. The savings in selling, general and administrative expenses primarily reflect lower corporate headquarters expenses and lower other postretirement benefit expenses in 1995. The savings in corporate headquarters expenses reflect a corporate downsizing which occurred on June 30, 1994, which eliminated approximately 35% of the salaried positions at the corporate office. The lower other postretirement benefits were the result of favorable experience for retiree medical claims. Selling, general and administrative expenses for 1995 include $5.7 million of other postretirement benefit costs related to the Company's presently retired employees. Selling, general and administrative expenses for 1994 included $0.5 million relating to the filing of a registration statement.

Interest Expense

     Interest expense of $9.1 million in 1995 approximated the prior year pro forma total. Capitalized interest was $0.3 million in 1995. Interest expense was comprised primarily of interest accrued on the $78.0 million 10% senior notes and the Company's obligation related to the production payment.

Income Taxes

     The income tax expense of $17.6 million during 1995, an increase of $5.6 million from the prior year pro forma expense, primarily reflects higher taxes resulting from higher pre-tax earnings in 1995. The provision for income taxes for 1995 reflects a 33% effective tax rate as compared to a 35% tax rate for 1994. The reduction in the 1995 rate is due to a higher estimated percentage depletion allowance.

Net Income

     Net income of $35.8 million, or $2.66 per share, during 1995 was $13.6 million, or $0.90 per share higher than the prior-year pro forma results. Excluding the after-tax effect of $4.2 million related to a litigation recovery included in the 1994 pro forma results, net income in 1995 was $17.8 million or $1.19 per share higher than 1994. This improvement is primarily due to higher cement results, reflecting 15% higher average net realized cement selling prices partly offset by lower results from the construction aggregates and ready-mixed concrete operations. Also contributing to the favorable increase in net income for 1995 over the prior-year pro forma results were higher earnings from Kosmos Cement Company, lower overall cost of goods sold (associated with the lower sales volumes in all major product lines) and decreased selling, general and administrative expenses.

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

     Ready-mixed concrete and other operations recorded sales of $37.2 million for the nine-month period ended December 31, 1994. The increase in ready-mixed concrete sales of $7.9 million was attributed to a 24% increase in shipments and an 8% increase in prices as compared to the comparable prior-year period. Shipments of ready-mixed concrete were favorable at all locations during this period, particularly in the Memphis, Tennessee area where strong demand from increased commercial building resulted in both higher shipments and favorable prices.

     Net sales of cement, construction aggregates and ready-mixed concrete and other products contributed 68%, 18% and 14%, respectively, to total sales for the 1994 nine-month period.

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

     Gross profits from the construction aggregates operations were $8.3 million for the 1994 nine-month period reflecting a 7% increase in overall shipments and a 6% increase in overall average net realized selling prices from the comparable prior-year period. Shipments from the New York Trap Rock operation increased 15% over the comparable period. This increase reflects higher shipments in the second quarter of 1994 caused by the prolonged and adverse winter weather conditions experienced during the first quarter in the Northeast, which delayed the opening of customer asphalt and ready-mixed concrete plants until March. In addition, the Company's customers were adversely affected by strikes in the summer of 1993 which did not occur in 1994. Also contributing to the favorable construction aggregates gross profits were favorable per unit production costs from the West Nyack, New York operation due to increased production volumes. The positive results were partly offset by decreased shipments from the Canadian operation, due to the lack of available ships to transport product to its coastal U.S. and Caribbean markets and lower overall customer demand.

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

Joint Ventures

     Pre-tax income from joint ventures of $4.4 million for the nine months ended December 31, 1994 reflects the results of the Kosmos Cement Company. Results from Kosmos Cement Company were $1.1 million higher from the comparable prior-year period reflecting increased shipments and higher net realized selling prices. The RMC LONESTAR and Hawaiian Cement joint ventures were transferred to Rosebud in connection with the plan of reorganization.

Other Income

     Other income of $3.8 million for the nine-month period ended December 31, 1994 primarily reflects interest earned on investments, rental income and interest earned on accounts and notes receivable.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $23.7 million for the nine months ended December 31, 1994 reflects savings achieved during and after the Company's bankruptcy proceedings. The savings in selling, general and administrative expenses primarily reflect lower other postretirement benefit expense and lower pension expense due to settlements reached through negotiations with retirees including the establishment of a Voluntary Employee Beneficiary Association ("VEBA") for salaried retirees whereby the Company makes quarterly contributions to a trust. The Company also reached a settlement with the PBGC whereby the Company contributed additional cash to its pension plans. Lower insurance expenses also contributed to the savings in selling, general and administrative expenses reflecting settlements reached with insurance carriers and the Company's joint ventures and certain former joint ventures which settled certain ultimate liabilities for periods prior to the petition date. Other savings in selling, general and administrative expenses reflect lower employee-related expenses primarily achieved by reductions in personnel, prior to June 30, 1994 through attrition, combined with a corporate downsizing on June 30, 1994 which eliminated approximately 35% of salaried positions at the corporate office. Selling, general and administrative expenses for the nine-month period ended December 31, 1994 include $4.6 million of other postretirement benefit costs related to the Company's presently retired employees. In addition, selling, general and administrative expenses for the nine-month period include $0.5 million relating to the filing of a registration statement.

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

Net Income

     Net income for the nine-month period ended December 31, 1994 of $29.3 million, or $2.22 per share, reflects higher cement and ready-mixed concrete shipments and selling prices combined with reduced selling, general and administrative expenses. Net income for the nine months reflects joint venture income of $4.4 million, which represents the Company's share of earnings from Kosmos Cement Company. The RMC LONESTAR and Hawaiian Cement partnerships were transferred to Rosebud in connection with the Plan of Reorganization. The positive net income for the current period was partly offset by higher interest expense primarily related to the senior notes.

     For years subsequent to 1994, first quarter results have reflected and are expected to continue to reflect losses (which may be significant), due to the impact of the winter months on construction activity, particularly at the Company's northern operations, production curtailments at plants to perform annual maintenance, and higher costs associated with the annual maintenance. Historically, for accounting purposes planned capacity variances during a fiscal year were deferred in the first quarter and recognized during the last nine months. These deferred costs in 1994 totaling $8.4 million were written off as part of the revaluation of assets in accordance with fresh-start reporting. Beginning in 1995, due to a change in the Company's accounting policies, these costs will be expensed more quickly than in prior years and will primarily impact first quarter results of the year in which they occur.

THREE MONTHS ENDED MARCH 31, 1994

Net Sales

     Consolidated net sales of $33.7 million for the three months ended March 31, 1994 were $1.2 million higher than the comparable prior year period reflecting higher shipments of cement and ready-mixed concrete, partially offset by lower sales of construction aggregates. Cement sales of $24.6 million were $2.4 million greater than the comparable prior-year period reflecting increased domestic cement shipments particularly from the Cape Girardeau, Missouri cement plant due to stronger demand and higher average net realized cement selling prices at all locations. The favorable sales volume was partly offset by lower cement sales from the Nazareth, Pennsylvania cement plant (subsequently transferred to Rosebud) as shipments were adversely affected by severe winter weather conditions in the Northeast.

     Sales of construction aggregates of $2.8 million for the three months ended March 31, 1994 were $2.2 million below the comparable prior-year period. The reduction in shipments of construction aggregates reflects a slow start in construction activity caused by the prolonged and adverse winter weather conditions experienced in the Northeast in 1994. These adverse conditions extended into March, which delayed the opening of customer asphalt and ready-mix concrete plants. Also contributing to the lower aggregate shipments was the shortage of available commercial freighters to transport construction aggregates from the Company's Canadian operation to the Caribbean market.

     Ready-mixed concrete and concrete products sales were $6.1 million for the three months ended March 31, 1994, which were $1.1 million above the comparable prior-year period reflecting higher shipments of ready-mixed concrete, concrete block, and building materials due to increased business activity and higher average net realized selling prices.

Joint Ventures

     Pre-tax income from joint ventures of $0.4 million for the first quarter of 1994 was $1.2 million below the comparable prior-year period due to the sale of the Company's Brazilian joint venture in September 1993 which contributed pre-tax joint venture earnings of $3.5 million in the first quarter of 1993. Results from the RMC LONESTAR partnership increased $2.7 million from the comparable prior-year period due to higher shipments, the result of increased construction activity, favorable weather conditions, and lower per unit production costs associated with increased production volumes. Results from the Hawaiian Cement partnership decreased $0.4 million from the first quarter of 1993 reflecting lower shipments of cement, construction aggregates, and ready-mixed concrete as a result of a slowdown in the construction industry in Hawaii. The Company's share of pre-tax income from Kosmos Cement Company approximated the comparable prior year period's results.

Recovery of Litigation Settlement

     Included in income in the first quarter of 1994 is an insurance settlement of $6.5 million from the Company's primary carrier regarding indemnification pursuant to the railroad crosstie litigation, the right of recovery to such litigation was subsequently transferred to Rosebud. The settlement was offset against a bankruptcy claim of that carrier.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $9.8 million for the three months ended March 31, 1994 were $0.4 million lower than the comparable prior year period.

Reorganization Items

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

Income Taxes

     Income tax expense of $0.2 million for the first quarter of 1994 was $1.7 million lower than the comparable prior-year period reflecting lower foreign taxes due to the sale of the Brazilian operation in September 1993.

Extraordinary Gain

     The results of the first quarter of 1994 include an extraordinary gain of $127.5 million related to the discharge of prepetition liabilities in accordance with the plan of reorganization.

Cumulative Effect of Changes in Accounting Principles

     In the first quarter of 1993, the Company's partner in the Kosmos Cement Company partnership, which owns a 75% interest in the partnership (the Company owns the remaining 25% interest), adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). At the same time Kosmos Cement Company also adopted SFAS No. 106. As a result, the Company recognized a charge of $0.8 million representing its share of the partnership's cumulative effect of the change in accounting principle. There were no changes in accounting principles during the first quarter of 1994.

Net Loss

     The net loss of $23.1 million for the first quarter of 1994 is $8.9 million greater than the comparable prior-year period. Included in the first quarter 1994 results are reorganization expenses of $147.3 million relating to adjustments of assets and liabilities to their respective fair values, and increased professional fees and administrative costs associated with the Company's reorganization. These reorganization expenses are partly offset by an extraordinary gain of $127.5 million due to the discharge of pre-petition liabilities and a $6.5 million insurance recovery relating to indemnification pursuant to the railroad crosstie litigation. The first quarter of 1993 results reflect pre-tax joint venture income of $3.5 million provided by the Brazilian subsidiary, which was sold in September 1993, and a charge for the cumulative effect of a change in accounting principle of $0.8 million. Excluding the pre-tax earnings from the Brazilian joint venture and the insurance recovery, pre-tax operating results for the first quarter of 1994 were $2.9 million better than the same prior-year period. This increase reflects higher results from the cement and ready-mixed operations and domestic joint ventures on higher shipments due to increased business activity and lower selling, general and administrative expenses. The increase was partly offset by decreased results from construction aggregates primarily reflecting lower shipments as a result of severe winter weather conditions.

                           LONE STAR INDUSTRIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants...............................................................   22
Consolidated Financial Statements:
  Statements of Operations for the Year Ended December 31, 1995, the Nine Months Ended December
     31, 1994, the Three Months Ended March 31, 1994, and the Year Ended December 31, 1993......   23
  Balance Sheets -- December 31, 1995 and 1994..................................................   24
  Statements of Changes in Common Shareholders' Equity for the Year Ended December 31, 1995, the
     Nine Months Ended December 31, 1994, the Three Months Ended March 31, 1994 and the Year
     Ended December 31, 1993....................................................................   25
  Statements of Cash Flows for the Year Ended December 31, 1995, the Nine Months Ended December
     31, 1994, the Three Months Ended March 31, 1994 and the Year Ended December 31, 1993.......   26
  Notes to Financial Statements.................................................................   27
Schedule:
  II Valuation and Qualifying Accounts..........................................................   55
Consent of Independent Accountants..............................................................   56

     The foregoing supporting schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Form 10-K.

     The presentation of individual condensed financial information of the Company is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1995.

     Separate financial statements for the Company's fifty percent or less owned affiliate are omitted because such subsidiary individually does not constitute a significant subsidiary at December 31, 1995.

     Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Lone Star Industries, Inc.

     We have audited the consolidated balance sheets of Lone Star Industries, Inc. and Consolidated Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and the nine months ended December 31, 1994 (post-confirmation), the three months ended March 31, 1994 and the year ended December 31, 1993 (pre-confirmation). We have also audited the Financial Statement Schedule II included in this annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 1 and 23, effective April 14, 1994, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the Southern District of New York and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

COOPERS & LYBRAND L.L.P.
Stamford, Connecticut
January 31, 1996

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 SUCCESSOR COMPANY       |         PREDECESSOR COMPANY
                                                           ----------------------------- |   -----------------------------
                                                              FOR THE      FOR THE NINE  |   FOR THE THREE      FOR THE
                                                            YEAR ENDED     MONTHS ENDED  |   MONTHS ENDED     YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,  |     MARCH 31,     DECEMBER 31,
         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               1995            1994      |       1994            1993
                                                           -------------   ------------- |   -------------   -------------
                                                                                         |
Revenues:                                                                                |
  Net sales..............................................    $ 323,008       $ 261,645   |     $  33,709       $ 240,071
  Joint venture income...................................        6,728           4,424   |           381          20,440
  Other income, net......................................        4,040           3,820   |         2,691          11,238
                                                           -------------   ------------- |   -------------   -------------
                                                               333,776         269,889   |        36,781         271,749
                                                           -------------   ------------- |   -------------   -------------
Deductions from revenues:                                                                |
  Cost of sales..........................................      217,942         177,005   |        29,694         193,884
  Provision for (recovery of) litigation settlements.....      --              --        |        (6,500)          2,500
  Selling, general and administrative expenses...........       29,734          23,749   |         9,836          41,278
  Depreciation and depletion.............................       23,628          17,190   |         6,688          26,254
  Interest expense (contractual interest of $7,631 in the                                |
    first quarter of 1994 and $31,227 in 1993)...........        9,096           6,812   |           233           1,637
                                                           -------------   ------------- |   -------------   -------------
                                                               280,400         224,756   |        39,951         265,553
                                                           -------------   ------------- |   -------------   -------------
Income (loss) before reorganization items and income                                     |
  taxes..................................................       53,376          45,133   |        (3,170)          6,196
Reorganization items:                                                                    |
  Adjustments to fair value..............................      --              --        |      (133,917)        --
  Loss on sale of assets.................................      --              --        |       --              (37,335)
  Other..................................................      --              --        |       (13,396)        (10,470)
                                                           -------------   ------------- |   -------------   -------------
Total reorganization items...............................      --              --        |      (147,313)        (47,805)
                                                           -------------   ------------- |   -------------   -------------
Income (loss) before income taxes, cumulative effect of                                  |
  changes in accounting principles and extraordinary                                     |
  item...................................................       53,376          45,133   |      (150,483)        (41,609)
  Credit (provision) for income taxes....................      (17,614)        (15,800)  |          (155)          6,351
                                                           -------------   ------------- |   -------------   -------------
Income (loss) before cumulative effect of changes in                                     |
  accounting principles and extraordinary item...........       35,762          29,333   |      (150,638)        (35,258)
Cumulative effect of changes in accounting principles:                                   |
  Postretirement benefits other than pensions............      --              --        |       --                 (782)
Extraordinary item: gain on discharge of prepetition                                     |
  liabilities............................................      --              --        |       127,520         --
                                                           -------------   ------------- |   -------------   -------------
Income (loss) before preferred dividends.................       35,762          29,333   |       (23,118)        (36,040)
  Provisions for preferred dividends.....................      --              --        |        (1,278)         (5,112)
                                                           -------------   ------------- |   -------------   -------------
Net income (loss) applicable to common stock.............    $  35,762       $  29,333   |     $ (24,396)      $ (41,152)
                                                           =============   ============= |   ==============  =============
Weighted average common shares outstanding...............       11,990          12,000   |           n/m(a)       16,644
                                                           =============   ============= |    ==============  =============
Primary income (loss) per common share:                                                  |
  Income (loss) before cumulative effect of changes in                                   |
    accounting principles................................    $    2.66       $    2.22   |           n/m(a)    $   (2.42)
  Cumulative effect of changes in accounting                                             |
    principles...........................................      --              --        |           n/m(a)        (0.05)
                                                           -------------   ------------- |   -------------   -------------
  Net income (loss)......................................    $    2.66       $    2.22   |           n/m(a)    $   (2.47)
                                                           =============   ============= |   ==============  =============
Fully diluted income (loss) per common share.............    $    2.62       $    2.22   |           n/m(a)    $   (2.47)
                                                           =============   ============= |  ==============  =============

---------------
(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,     DECEMBER 31,
                           (DOLLARS IN THOUSANDS)                                  1995             1994
                                                                               ------------     ------------
ASSETS
CURRENT ASSETS
Cash, including cash equivalents of $47,323 in 1995 and $54,782 in 1994......    $ 50,049         $ 55,398
Accounts and notes receivable, net...........................................      31,403           32,480
Inventories..................................................................      55,476           45,529
Other current assets.........................................................       5,289            3,243
                                                                                 --------         --------
          TOTAL CURRENT ASSETS...............................................     142,217          136,650
Joint ventures...............................................................      21,152           18,174
Property, plant and equipment, net...........................................     311,397          309,952
Other assets and deferred charges............................................       1,761            1,544
                                                                                 --------         --------
          TOTAL ASSETS OTHER THAN LIQUIDATING SUBSIDIARY.....................     476,527          466,320
Net assets of liquidating susidiary (Note 25)................................       4,399           87,000
                                                                                 --------         --------
          TOTAL ASSETS.......................................................    $480,926         $553,320
                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.............................................................    $ 11,183         $ 14,272
Accrued liabilities..........................................................      47,320           47,337
Other current liabilities....................................................       2,064            3,650
                                                                                 --------         --------
          TOTAL CURRENT LIABILITIES..........................................      60,567           65,259
Senior notes payable.........................................................      78,000           78,000
Production payment...........................................................          --           16,966
Deferred income taxes........................................................       6,688            6,688
Postretirement benefits other than pensions..................................     131,226          129,634
Pensions.....................................................................       6,847           14,345
Other liabilities............................................................      33,459           32,965
Contingencies (Notes 27 and 28)
                                                                                 --------         --------
          TOTAL LIABILITIES OTHER THAN LIQUIDATING SUBSIDIARY................     316,787          343,857
                                                                                 --------         --------
Asset proceeds notes of liquidating subsidiary (Notes 8 and 25)..............       4,399           87,000
                                                                                 --------         --------
          TOTAL LIABILITIES..................................................     321,186          430,857
                                                                                 --------         --------
Common stock, $1 par value. Authorized: 50,000,000 shares Shares issued:
  1995 -- 12,080,844 1994 -- 12,000,016......................................      12,081           12,000
Warrants to purchase common stock............................................      15,597           15,613
Additional paid-in capital...................................................      82,709           65,700
Retained earnings............................................................      63,315           29,333
Cumulative translation adjustment............................................          --             (183)
Treasury stock, at cost......................................................     (13,962)              --
                                                                                 --------         --------
                                                                                  159,740          122,463
                                                                                 --------         --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................    $480,926         $553,320
                                                                                 ========         ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                           CONSOLIDATED STATEMENTS OF
                     CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                          SUCCESSOR COMPANY       |      PREDECESSOR COMPANY
                                                                    ----------------------------- | -----------------------------
                                                                       FOR THE      FOR THE NINE  | FOR THE THREE      FOR THE
                                                                     YEAR ENDED     MONTHS ENDED  | MONTHS ENDED     YEAR ENDED
                                                                    DECEMBER 31,    DECEMBER 31,  |   MARCH 31,     DECEMBER 31,
                          (IN THOUSANDS)                                1995            1994      |     1994            1993
                                                                    -------------   ------------- | -------------   -------------
                                                                                                  |
COMMON STOCK                                                                                      |
Balance at beginning of period....................................    $  12,000       $  12,000   |   $  18,103       $  18,102
  Exercise of warrants to purchase common stock...................            4         --        |     --              --
  Exercise of stock options.......................................           77         --        |     --              --
  Conversions of $4.50 non-redeemable preferred stock.............      --              --        |           1               1
  Cancellation of predecessor company stock pursuant to the plan                                  |
    of reorganization.............................................      --              --        |     (18,104)        --
  Issuance of successor company stock pursuant to the plan of                                     |
    reorganization................................................      --              --        |      12,000         --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................       12,081          12,000   |      12,000          18,103
WARRANTS TO PURCHASE COMMON STOCK                                                                 |
Balance at beginning of period....................................       15,613          15,613   |     --              --
  Exercise of warrants to purchase common stock...................          (16)        --        |     --              --
  Issuance pursuant to the plan of reorganization.................      --              --        |      15,613         --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................       15,597          15,613   |      15,613         --
ADDITIONAL PAID-IN CAPITAL                                                                        |
Balance at beginning of period....................................       65,700          65,700   |     239,870         239,867
  Exercise of warrants to purchase common stock...................           90         --        |     --              --
  Sales of treasury stock.........................................            3         --        |     --              --
  Exercise of stock options.......................................        1,100         --        |     --              --
  Utilization of predecessor company deferred tax assets..........       15,816         --        |     --              --
  Conversions of $4.50 non-redeemable preferred stock.............      --              --        |           3               3
  Elimination of predecessor company additional paid-in-capital                                   |
    pursuant to the plan of reorganization........................      --              --        |    (239,873)        --
  Additional paid-in-capital of the successor company pursuant to                                 |
    the plan of reorganization....................................      --              --        |      65,700         --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................       82,709          65,700   |      65,700         239,870
RETAINED EARNINGS (ACCUMULATED DEFICIT)                                                           |
Balance at beginning of period....................................       29,333         --        |    (187,896)       (151,856)
  Net income (loss)...............................................       35,762          29,333   |     (23,118)        (36,040)
  Dividends.......................................................       (1,780)        --        |     --              --
  Elimination of accumulated deficit pursuant to the plan of                                      |
    reorganization................................................      --              --        |     211,014         --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................       63,315          29,333   |     --             (187,896)
CUMULATIVE TRANSLATION ADJUSTMENT                                                                 |
Balance at beginning of period....................................         (183)        --        |     --              --
  Translation adjustments.........................................          183            (183)  |     --              --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................      --                 (183)  |     --              --
PENSION LIABILITY ADJUSTMENT                                                                      |
Balance at beginning of period....................................      --              --        |     (21,157)         (9,843)
  Excess of additional pension liability over unrecognized prior                                  |
    service cost..................................................      --              --        |     --              (11,314)
  Revaluation in accordance with fresh-start reporting............      --              --        |       21,157         --
                                                                       --------        --------   |    --------        --------
Balance at end of period..........................................      --              --        |     --              (21,157)
TREASURY STOCK                                                                                    |
Balance at beginning of period....................................      --              --        |     (36,572)        (36,572)
  Repurchase of shares............................................      (13,875)        --        |     --              --
  Odd lot program net share purchases.............................          (87)        --        |     --              --
  Shares issued to employee stock purchase plan...................      --              --        |     --              --
  Cancellation pursuant to the plan of reorganization.............      --              --        |      36,572         --
                                                                       --------        --------   |   --------        --------
Balance at end of period..........................................      (13,962)        --        |     --              (36,572)
TOTAL COMMON SHAREHOLDERS' EQUITY, END OF PERIOD..................    $ 159,740       $ 122,463   |   $  93,313       $  12,348
                                                                       ========        ========   |    ========        ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SUCCESSOR COMPANY       |      PREDECESSOR COMPANY
                                                           ----------------------------- | -----------------------------
                                                              FOR THE      FOR THE NINE  | FOR THE THREE      FOR THE
                                                            YEAR ENDED     MONTHS ENDED  | MONTHS ENDED     YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,  |   MARCH 31,     DECEMBER 31,
                     (IN THOUSANDS)                            1995            1994      |     1994            1993
                                                           -------------   ------------- | -------------   -------------
                                                                                         |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    |
Income (loss) before cumulative effect of changes in                                     |
  accounting principles and extraordinary item...........     $35,762         $29,333    |   $(150,638)      $ (35,258)
Adjustments to arrive at net cash provided (used) by                                     |
  operating activities:                                                                  |
  Depreciation and depletion.............................      23,628          17,190    |       6,688          26,254
  Provision for (recovery of) litigation settlements.....      --              --        |      (6,500)          2,500
  Tax benefit realized from utilization of predecessor                                   |
    company deferred tax assets..........................      15,816          13,646    |     --              --
  Deferred income taxes..................................      --               1,688    |         155         (10,546)
  Changes in operating assets and liabilities:                                           |
    Accounts and notes receivable........................      (1,012)         (5,307)   |      22,157          (2,895)
    Inventories and other current assets.................     (14,626)         (1,542)   |     (17,189)            846
    Accounts payable and accrued expenses................      (1,724)          2,820    |      (1,808)         (2,198)
  Unremitted earnings of joint ventures..................      (2,978)           (674)   |         619            (951)
  Loss (gain) on sale of joint venture interests.........      --              --        |     --               37,335
  Adjustments to fair value..............................      --              --        |     133,917         --
  Other reorganization items.............................      --              --        |      13,396          10,470
  Other, net.............................................      (4,595)        (11,764)   |      (5,866)         11,398
                                                            ---------        --------    |  ----------      ----------
Net cash provided (used) by operating activities before                                  |
  reorganization items...................................      50,271          45,390    |      (5,069)         36,955
Operating cash flows from reorganization items:                                          |
  Interest received on cash accumulated because of                                       |
    Chapter 11 proceedings...............................      --              --        |       1,998           5,102
  Professional fees and administrative expenses..........      --              (6,934)   |      (5,849)        (10,459)
  Professional fees escrow pursuant to the reorganization                                |
    plan.................................................      --              --        |     (12,431)        --
                                                            ---------        --------    |  ----------      ----------
Net cash used by reorganization items....................      --              (6,934)   |     (16,282)         (5,357)
                                                            ---------        --------    |  ----------      ----------
Net cash provided (used) by operating activities.........      50,271          38,456    |     (21,351)         31,598
CASH FLOWS FROM INVESTING ACTIVITIES:                                                    |
Capital expenditures.....................................     (36,576)        (16,480)   |      (6,695)        (18,999)
Proceeds from sales of assets............................      15,406          22,275    |     --              --
Proceeds from sales of assets held for sale..............      --              --        |       2,457           9,206
Proceeds from sales of assets due to Chapter 11                                          |
  proceedings............................................      --              --        |     --               71,162
Sales of property, plant and equipment...................      --              --        |     --                  888
Collection of notes receivable...........................      --              --        |          93             908
Investment and advances to equity investees..............      --              --        |     --               (5,000)
Other, net...............................................      --              --        |        (293)         (5,971)
                                                            ---------        --------    |  ----------      ----------
Net cash provided (used) by investing activities.........     (21,170)          5,795    |      (4,438)         52,194
CASH FLOWS FROM FINANCING ACTIVITIES:                                                    |
Proceeds from exercise of stock options..................       1,177          --        |     --              --
Proceeds from exercise of warrants.......................          78          --        |     --              --
Odd lot program purchases and sales......................         (84)         --        |     --              --
Purchase of treasury stock...............................     (13,875)         --        |     --              --
Dividends paid...........................................      (1,780)         --        |     --              --
Cash distribution pursuant to the reorganization plan....      --              --        |    (200,451)        --
Transfer to liquidating subsidiary.......................      --              --        |      (5,010)        --
Reduction of production payment..........................     (19,966)         (1,000)   |      (1,000)         (8,000)
                                                            ---------        --------    |  ----------      ----------
Net cash used by financing activities....................     (34,450)         (1,000)   |    (206,461)         (8,000)
-----------------------------------------------------------------------------------------|------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      (5,349)         43,251    |    (232,250)         75,792
Cash and cash equivalents, beginning of period...........      55,398          12,147    |     244,397         168,605
                                                            ---------        --------    |  ----------      ----------
Cash and cash equivalents, end of period.................     $50,049         $55,398    |   $  12,147       $ 244,397
                                                            =========        ========    |  ==========      ==========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations -- The Company is a cement, construction aggregates and ready-mixed concrete company, with operations in the United States (principally in the Midwest and Southwest and on the East Coast) and formerly in Nova Scotia, Canada. Lone Star's cement operations consist of five cement plants in the midwestern and southwestern regions of the United States and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. These five wholly-owned cement plants produced approximately 3.8 million tons of cement in 1995, which approximates the rated capacity of such plants. In 1995 the Company's aggregate operations served the construction markets in the New York Metropolitan area, the East Coast and Gulf Coast of the United States, the Caribbean and the Nova Scotia and Prince Edward Island areas of Canada. The ready-mixed concrete business operates in central Illinois and the Memphis, Tennessee area. The Company had approximately $323,000,000 in net sales in 1995, with cement, construction aggregates and ready-mixed concrete and other construction products operations representing approximately 73%, 15% and 12%, respectively, of such net sales.

     Demand for cement is derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction which are highly cyclical and are influenced by prevailing economic conditions including interest rates and availability of public funds. Due to cement's low value-to-weight ratio, the industry is largely regional and regional demand is tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

     The markets for the Company's products are highly competitive and portland cement is largely a commodity product. The Company competes with domestic and international sources largely on the basis of price. To a lesser extent, other competitive factors such as service, delivery time and proximity to customers affect the Company's performance.

     Basis of Presentation -- The consolidated financial statements include the accounts of Lone Star Industries, Inc. and all domestic and foreign subsidiaries. All intercompany transactions have been eliminated. Joint ventures are accounted for using the equity method. Certain prior-period amounts have been reclassified to conform with current-period presentation.

     The Company adopted "fresh-start" reporting in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), as of March 31, 1994. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of March 31, 1994. Accordingly, the Company's consolidated financial statements for periods prior to March 31, 1994 are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization company. In addition, having operated for over three years in bankruptcy, results of operations prior to emergence from bankruptcy are not indicative of results of operations outside of Chapter 11 proceedings.

     In accordance with the Company's plan of reorganization (See Note 23), certain non-core assets of the Company and their associated liabilities were transferred to Rosebud Holdings, Inc., a wholly-owned liquidating subsidiary and its subsidiaries (collectively "Rosebud"), for disposition and distribution of the proceeds of such dispositions, for the benefit of unsecured creditors (See
Note 25). The Company's investment in Rosebud is recorded at the lower of the estimated net realizable value of the assets or face value of the asset proceeds notes (See Note 25).

     Cash and Cash Equivalents -- Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method.

     Property, Plant and Equipment -- Property, plant and equipment were stated at fair market value as of March 31, 1994. Additions subsequent to March 31, 1994 are stated at cost. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Significant expenditures which extend the useful lives

                           LONE STAR INDUSTRIES, INC.

of existing assets are capitalized. Maintenance and repair costs are charged to current earnings. Cost depletion is calculated using the units of production method. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

     Income Taxes -- Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with SOP No. 90-7, income tax benefits resulting from the realization of preconfirmation deferred tax assets are used first to reduce reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

     Pension Plans -- The Company and certain of its consolidated subsidiaries have a number of retirement plans which cover substantially all of its employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and five-year final pay compensation for a specified period of time. Defined benefit plans for hourly paid employees, including those covered by multi-employer pension plans under collective bargaining agreements, generally provide benefits of stated amounts for specified periods of service. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employees Retirement Income Security Act of 1974 ("ERISA"). Assets of the plans are administered by an independent trustee and are invested principally in fixed income, equity securities and real estate.

     Postretirement Benefits Other Than Pensions -- The Company provides retiree life insurance and health plan coverage to qualifying employees. The Company accounts for these benefits on an accrual basis, under the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These plans are unfunded.

     Income Per Common Share -- Primary and fully diluted income per common share is based on the weighted average number of shares outstanding in each year and includes warrants to purchase common stock and dilutive stock options as common stock equivalents. Due to the large number of outstanding common stock equivalents, primary and fully diluted earnings per share of the successor company are calculated using the modified treasury stock method. Primary and fully diluted earnings per share for the year ended December 31, 1995 were based on adjusted weighted average shares outstanding of 14,336,774 and adjusted net income of $38,096,000 and $37,610,000, respectively. Primary and fully diluted earnings per share for the nine months ended December 31, 1994 were based on adjusted weighted average shares outstanding of 14,132,145 and adjusted net income of $31,427,000 and $31,341,000, respectively.

     Environmental Matters -- Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.

     Recently Issued Accounting Pronouncements -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has not yet determined whether it will choose to recognize compensation expense or opt to comply with the disclosure requirements when Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" is adopted in 1996.

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") was issued, effective January 1, 1996. SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

                           LONE STAR INDUSTRIES, INC.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. ACCOUNTS AND NOTES RECEIVABLE

     Receivables consist of the following (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Trade accounts and notes receivable..................................    $ 35,712         $ 37,914
    Other receivables....................................................       1,627            1,792
                                                                              -------          -------
                                                                               37,339           39,706
    Less: Allowance for doubtful accounts................................       5,936            7,226
                                                                              -------          -------
                                                                             $ 31,403         $ 32,480
                                                                              =======          =======

     Due to the nature of the Company's products, a majority of the Company's accounts receivable are from businesses in the construction industry. Although the Company's customer base is geographically diversified, collection of receivables is partially dependent on the economics of the construction industry.

3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Finished goods.......................................................    $ 27,392         $ 21,800
    Work in process and raw materials....................................       6,812            3,786
    Supplies and fuel....................................................      21,272           19,943
                                                                              -------          -------
                                                                             $ 55,476         $ 45,529
                                                                              =======          =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Land.................................................................    $ 37,529         $ 39,373
    Buildings and equipment..............................................     275,389          257,659
    Construction in progress.............................................       8,779            5,749
    Automobiles and trucks...............................................      27,255           23,664
    Other................................................................         100              100
                                                                              -------          -------
                                                                              349,052          326,545
    Less accumulated depreciation and depletion..........................      37,655           16,593
                                                                              -------          -------
                                                                             $311,397         $309,952
                                                                              =======          =======

     Property, plant and equipment was revalued in accordance with fresh-start reporting using the March 31, 1994 fair market values, as appraised, and depreciation is determined based on the estimated remaining useful lives of the assets.

                           LONE STAR INDUSTRIES, INC.

5. INTEREST COSTS

     Interest costs incurred during the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993 were $9,358,000, $6,980,000, $271,000, and
$1,832,000, respectively. Interest capitalized during the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993 was $262,000, $168,000, $38,000 and $195,000, respectively. Interest paid during the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993 was $9,654,000, $4,724,000, $20,000 and $123,000, respectively. The Company stopped accruing interest on its unsecured prepetition debt during the Chapter 11 proceedings. Contractual interest for the three months ended March 31, 1994, and the year ended December 31, 1993 was $7,631,000 and $31,227,000, respectively.

6. KOSMOS CEMENT COMPANY

     The Company's investment in and advances to joint ventures at December 31, 1995 and 1994 consists of its 25% investment in Kosmos Cement Company ("Kosmos"). Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1995, was $3,652,000. During the year ended December 31, 1995, the nine months ended December 31, 1994, and the year ended December 31, 1993, $3,750,000, $3,750,000, and $4,250,000,
respectively, of distributions were received from Kosmos.

     Summarized financial information of Kosmos as of and for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993 is as follows (in thousands):

                                                                          AS OF AND FOR THE
                                                    --------------------------------------------------------------
                                                                     NINE MONTHS
                                                        YEAR            ENDED        THREE MONTHS         YEAR
                                                       ENDED          DECEMBER          ENDED            ENDED
                                                    DECEMBER 31,         31,          MARCH 31,       DECEMBER 31,
                                                        1995            1994             1994             1993
                                                    ------------     -----------     ------------     ------------
Current assets....................................    $ 36,018        $  26,302        $ 24,064         $ 24,236
Property, plant and equipment, net................      74,624           74,259          75,065           74,713
Cost in excess of net assets of businesses
  acquired........................................      23,205           24,754          25,312           25,497
Current liabilities...............................      (4,303)          (4,430)         (3,375)          (3,449)
Other liabilities.................................      (2,871)          (2,955)         (3,457)          (3,329)
                                                      --------         --------        --------         --------
Net assets........................................    $126,673        $ 117,930        $117,609         $117,668
                                                      --------         --------        --------         --------
Net sales.........................................    $ 76,432        $  65,184        $  7,892         $ 65,597
Gross profits.....................................    $ 23,894        $  17,306        $    651         $ 15,027
Income (loss) before cumulative effect of change
  in accounting principle.........................    $ 23,742        $  15,321        $    (59)        $ 12,218
Cumulative effect of change in accounting
  principle.......................................    $ --            $  --            $ --             $ (3,126)
Net income (loss).................................    $ 23,742        $  15,321        $    (59)        $  9,092

     At December 31, 1995, December 31, 1994, March 31, 1994, and December 31, 1993, the Company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $10,516,000, $11,309,000, $11,902,000 and $5,260,000,
respectively, and is being amortized over the estimated remaining life of the assets.

                           LONE STAR INDUSTRIES, INC.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Postretirement benefits other than pensions..........................    $  7,800         $  7,686
    Pensions.............................................................       5,900            6,200
    Insurance............................................................       4,113            3,578
    Payroll and vacation pay.............................................       3,398            3,209
    Interest.............................................................       3,270            3,566
    Taxes other than income taxes........................................       2,494            2,504
    Other................................................................      20,345           20,594
                                                                              -------          -------
                                                                             $ 47,320         $ 47,337
                                                                              =======          =======

8. ASSET PROCEEDS NOTES OF LIQUIDATING SUBSIDIARY

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

     In July 1994, January 1995 and July 1995, Rosebud made cash interest payments of $5,755,000, $5,320,000 and $2,570,000, respectively. An additional cash interest payment of $209,000 was made in January 1996. Principal payments of $31,878,000, $30,183,000, $26,090,000, $12,300,000 and $36,361,000 including accrued interest thereon, were made in August 1994, February 1995, July 1995, October 1995 and December 1995, respectively. As of December 31, 1995, the total interest and principal payments paid on the assets proceeds notes was $150,457,000.

     The asset proceeds notes are recorded on the accompanying consolidated balance sheets at their face value at December 31, 1995 and at the estimated net value of the assets at December 31, 1994(See Note 25).

9. SENIOR NOTES PAYABLE

     Upon emergence from its Chapter 11 proceedings, the Company issued $78,000,000 of ten year senior unsecured notes due July 31, 2003, which bear interest at a rate of 10% per annum. The indenture governing the senior notes and other agreements entered into in connection with the reorganization impose certain operating and financial restrictions on the Company. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, engage in mergers and acquisitions, purchase the Company's capital stock or pay dividends.

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

                           LONE STAR INDUSTRIES, INC.

10. CREDIT AGREEMENT

     Upon emergence from Chapter 11, the Company entered into a three-year $35,000,000 revolving credit agreement which is collateralized by inventory, receivables, collection proceeds and certain intangible assets. The Company's borrowings under this agreement are limited to 55% of eligible inventory plus 85% of eligible receivables. The agreement was subsequently amended in April, November and December 1995. The amendments reduced the rates of interest under the agreement and increased the amounts allowed for capital expenditures and certain other payments. The advances under the agreement bear interest at a rate of either prime plus 0.5% or LIBOR plus 2.25%, at the Company's option. A fee of 0.375% per annum is charged on the unused portion of the line. Although the Company from time to time has used the letter of credit facility provided by the credit agreement, it has not drawn any funds under the credit agreement for working capital purposes. Accordingly, there was no outstanding balance as of December 31, 1995.

     The credit agreement and other agreements entered into in connection with the reorganization, impose certain operating and financial restrictions on the Company. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, engage in mergers and acquisitions, make certain capital expenditures or pay dividends. In addition, pursuant to the credit agreement and other agreements entered into in connection with the reorganization certain of the Company's assets are subject to liens or negative pledges.

11. PRODUCTION PAYMENT

     The Company entered into a production payment arrangement concerning specific limestone reserves located adjacent to two cement plants, and pursuant to the terms of the document, was obligated to extract and process those reserves into cement for the purchaser free and clear of all expenses. The proceeds were deferred and were reflected in income, together with related costs and expenses, as the limestone was processed into cement and the cement was sold.

     As part of the plan, the terms of the production payment agreement were revised as of April 14, 1994. Under the revised terms, the Company was required to make payments in advance for minerals used at the two plants subject to the production payment agreement and to take or pay for minerals in amounts sufficient to permit the purchaser to service the note associated with the production payment facility. In connection therewith, a new note was issued, with an outstanding principal balance of $20,963,000 as of that date, and which bore interest, at the Company's option, at a rate of either prime or LIBOR plus 1.75% through December 31, 1995 and either prime plus 0.25% or LIBOR plus 2.5% beginning on January 1, 1996. In January and July 1995, the Company made total scheduled principal payments of $3,000,000 and in December 1995 the Company paid the remaining outstanding production payment balance of $16,966,000.

12. LEASES

     Net rental expense for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993 was $4,908,000, $4,894,000, $755,000 and $5,888,000,
respectively. Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows:
1996 -- $1,679,000; 1997 -- $1,455,000; 1998 -- $1,028,000; 1999 -- $968,000,
and as of December 31, 1995 there were no commitments subsequent to 1999. Certain leases include options for renewal or purchase of leased property.

     A subsidiary of the Company was leasing its Florida cement plant with an original term of approximately twenty years at an annual rental of $2,500,000. In June 1994, the Company sold its interest in the cement plant located in Florida, for $21,750,000, which approximated book value.

13. PENSION PLANS

     The Company sponsors a number of defined benefit retirement plans which cover substantially all employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and five-year final pay compensation. Defined benefit plans for hourly paid employees generally provide benefits of stated amounts for specified

                           LONE STAR INDUSTRIES, INC.

periods of service. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of ERISA.

     Net periodic pension cost of defined benefit plans included the following components (in thousands):

                                                                                       FOR THE
                                                   FOR THE YEAR     FOR THE NINE     THREE MONTHS     FOR THE YEAR
                                                      ENDED         MONTHS ENDED     ENDED MARCH         ENDED
                                                   DECEMBER 31,     DECEMBER 31,         31,          DECEMBER 31,
                                                       1995             1994             1994             1993
                                                   ------------     ------------     ------------     ------------
Interest cost....................................    $ 10,108         $  7,377         $  2,477         $ 10,236
Service cost -- benefits accrued during the
  period.........................................       1,631            1,379              407            1,363
Actual return on plan assets.....................     (28,824)          (3,938)          (2,338)         (11,913)
Net amortization and deferral....................      20,538           (2,125)           1,029            3,404
                                                     --------          -------          -------         --------
Net pension cost.................................    $  3,453         $  2,693         $  1,575         $  3,090
                                                     ========          =======          =======         ========

     The following tables present the plans' funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 1995 and 1994 (in thousands):

                                                              DECEMBER 31, 1995        DECEMBER 31, 1994
                                                             --------------------     --------------------
                                                              OVER-       UNDER-       OVER-       UNDER-
                                                             FUNDED       FUNDED      FUNDED       FUNDED
                                                              PLANS       PLANS        PLANS       PLANS
                                                             -------     --------     -------     --------
Actuarial present value of benefit obligations:
  Vested benefits..........................................  $51,668     $ 91,185     $79,272     $ 50,856
  Non-vested benefits......................................    1,389        3,364       3,212          997
                                                             -------     --------     -------     --------
Accumulated benefit obligation.............................  $53,057     $ 94,549     $82,484     $ 51,853
                                                             -------     --------     -------     --------
Projected benefit obligation...............................  $53,057     $ 99,986     $85,314     $ 51,853
Plan assets at fair value..................................   59,290       91,658      86,380       36,773
                                                             -------     --------     -------     --------
Projected benefit obligation (in excess of) less than plan
  assets...................................................    6,233       (8,328)      1,066      (15,080)
Unrecognized prior service cost............................       12        4,165       --           --
Unrecognized net gain......................................   (8,013)      (6,816)     (4,564)      (1,975)
                                                             -------     --------     -------     --------
Pension asset/(liability)..................................  $(1,768)    $(10,979)    $(3,498)    $(17,055)
                                                             =======     ========     =======     ========

     The weighted average discount rates of 7.0% and 7.5% for 1995 and 1994, respectively, and the rate of annual increase in future compensation levels of 4.5% for 1995 and 5.5% for 1994, were used in determining the actuarial present values of the projected benefit obligation. The expected long-term rate of return on plan assets was 8.0% for both 1995 and 1994.

     Upon adoption of fresh-start reporting, pension liabilities were recorded based on the unfunded projected benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized items as of March 31, 1994 were recognized and recorded on the Company's consolidated balance sheet.

     Certain union employees are covered under multi-employer defined benefit plans administered under collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993 were approximately $300,000, $200,000, $50,000 and $300,000, respectively.

     In accordance with the plan of reorganization, future obligations are secured by the grant to the PBGC of a mortgage on the Oglesby, Illinois cement plant and a security interest in the Kosmos Cement Company partnership.

                           LONE STAR INDUSTRIES, INC.

14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     Upon adoption of fresh-start reporting, postretirement benefit liabilities were recorded based on the unfunded accumulated postretirement benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized postretirement benefit items as of March 31, 1994 were recognized and recorded on the Company's consolidated balance sheet.

     As part of its emergence from Chapter 11 proceedings, the Company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the Company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The Company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The Company made contributions of $4,378,000 and $3,705,000 to the VEBA during the year ended December 31, 1995 and the nine months ended December 31, 1994.

     Net periodic postretirement benefit cost for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993 included the following components (in thousands):

                                                            FOR THE        FOR THE        FOR THE        FOR THE
                                                              YEAR       NINE MONTHS    THREE MONTHS       YEAR
                                                             ENDED          ENDED          ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,    MARCH 31,     DECEMBER 31,
                                                              1995           1994           1994           1993
                                                          ------------   ------------   ------------   ------------
Service cost -- benefits attributed to service during
  the period............................................    $  1,548        $1,536         $  557        $  1,912
Interest cost on accumulated postretirement benefit
  obligation............................................       8,595         6,786          2,896          12,341
Net amortization and deferral...........................      (1,182)           --             22              --
                                                             -------        ------         ------         -------
Net periodic postretirement benefit cost................    $  8,961        $8,322         $3,475        $ 14,253
                                                             =======        ======         ======         =======

     Benefits paid, including VEBA contributions, were approximately $7,255,000, $6,749,000, $2,195,000 and $9,444,000 for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993, respectively.

                           LONE STAR INDUSTRIES, INC.

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31, 1995 and 1994 (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Accumulated postretirement benefit obligation:
      Retirees...........................................................    $ 88,341         $ 89,640
      Fully eligible active plan participants............................      18,652           19,070
      Other active plan participants.....................................      15,160           11,861
                                                                             --------         --------
    Accumulated postretirement benefit obligation........................     122,153          120,571
    Unrecognized net gain................................................      16,873           16,749
                                                                             --------         --------
    Accrued postretirement benefit cost..................................     139,026          137,320
    Less current portion.................................................       7,800            7,686
                                                                             --------         --------
    Long-term accrued post-retirement benefit cost.......................    $131,226         $129,634
                                                                             ========         ========

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% for 1995 and 1994, respectively. Compensation levels are assumed to increase annually at a rate of 4.5% in 1995 and 5.5% in 1994.

     For measurement purposes, a 12.5% and 10.0% annual medical rate of increase was assumed for 1995 for pre-medicare and post-medicare claims, respectively; the rate was assumed to decrease 1/2% each year to 6.0% per year after 2007 for pre-medicare claims, and decrease 1/2% per year to 6.0% after 2002 for post-medicare claims. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $8,800,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 by approximately $974,000.

     In the first quarter of 1993, the Kosmos Cement Company partnership, in which the Company owns a 25% interest, adopted SFAS No. 106. As a result, the Company recognized a charge of $782,000 or $0.05 per share representing its share of the partnership's cumulative effect of the change in accounting principle.

15. COMMON STOCK

     Upon emergence from its Chapter 11 proceedings, the Company authorized 25,000,000 shares of $1.00 par value common stock and issued 12,000,000 shares of that common stock (See Note 23). In 1995, the authorized number of shares of common stock was increased from 25,000,000 to 50,000,000. Transactions in common stock are as follows:

                                                                                COMMON       TREASURY
                                                                                SHARES       SHARES
                                                                              ----------     -------
    Balance, March 31, 1994.................................................  12,000,000       --
    Exercise of warrants....................................................          16       --
                                                                              ----------     -------
    Balance, December 31, 1994..............................................  12,000,016       --
    Exercise of warrants....................................................       4,140       --
    Exercise of options.....................................................      76,688       --
    Odd lot program net share purchases.....................................      --           4,157
    Purchase of shares......................................................      --         600,000
                                                                              ----------     -------
    Balance, December 31, 1995..............................................  12,080,844     604,157
                                                                              ==========     =======

     At December 31, 1995, the Company has reserved 4,672,489 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock (3,999,177 shares),

                           LONE STAR INDUSTRIES, INC.

and the exercise of stock options (673,312 shares). The payment of cash dividends on common stock is restricted under the provisions of the Company's debt agreements (See Notes 9 and 10). As of December 31, 1995, $10,000,000 was available for the payment of dividends under the Company's most restrictive agreement.

     In April 1995, the Company's revolving credit agreement was amended. The amendment, among other changes, revised the limitation on paying dividends. In April, August and November 1995, the Board of Directors declared $0.05 dividends per common share, which were paid on June 15, 1995, September 15, 1995 and December 15, 1995 to shareholders of record as of June 1, 1995, September 1, 1995 and December 1, 1995, respectively. In addition, on February 1, 1996, the Board of Directors declared a $0.05 dividend per common share, payable on March 15, 1996 to shareholders of record as of March 1, 1996.

     On April 18, 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. The original program was extended through July 28, 1995. No brokerage commissions were incurred by shareholders related to these transactions. A total of 24,454 shares were tendered for sale by the shareholders and shareholders purchased 20,297 shares, under this program.

     In November 1995, the Board of Directors authorized the expenditure of up to $20,000,000 for the repurchase of the Company's common stock. In November 1995, the Company repurchased 600,000 shares of its common stock for $13,875,000.

16. WARRANTS TO PURCHASE COMMON STOCK

     Upon emergence from its Chapter 11 proceedings, the Company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. Each warrant entitles the holder thereof to purchase one share of common stock. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1995, 3,999,177 warrants were outstanding.

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

17. STOCKHOLDER RIGHTS PLAN

     In November 1994, the Board of Directors adopted a Stockholder Rights Plan ("rights plan") under which stock purchase rights were distributed as a dividend to holders of common stock payable to the shareholders of record on December 19, 1994. Management believes that the rights plan represents a means of deterring abusive and coercive takeover tactics not offering an adequate price to all stockholders, and seeks to ensure that stockholders realize the long-term value of their investments.

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

                           LONE STAR INDUSTRIES, INC.

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

18. STOCK OPTIONS

     Upon emergence from its Chapter 11 proceedings, the Board of Directors of the Company adopted the Lone Star Industries, Inc. Management Stock Option Plan ("Management Plan") and the Lone Star Industries, Inc. Directors Stock Option Plan ("Directors' Plan"). All options will expire 10 years from the date of grant.

                                                               OPTION
                                                              EXERCISE           OPTIONS         OPTIONS
                                                                PRICE          OUTSTANDING     EXERCISABLE
                                                          -----------------    -----------     -----------
    Balance, March 31, 1994.............................  $       --                  --              --
      Options granted...................................  $15.375-$15.6875       706,000         368,754
                                                                                 -------         -------
    Balance, December 31, 1994..........................                         706,000         368,754
      Options granted...................................  $20.75 -$21.50          31,000              --
      Options exercised.................................  $15.375                (77,185)        (77,185)
      Options which became exercisable..................  $15.375-$21.50              --         125,004
      Options expired or canceled.......................  $15.375                (25,000)        (12,500)
                                                                                 -------         -------
    Balance, December 31, 1995..........................  $15.375-$21.50         634,815         404,073
                                                                                 =======         =======

     Options available for future grants under the Directors' Plan were 38,000 and 44,000 at December 31, 1995 and 1994, respectively. Options generally become exercisable over a three-year period.

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 (in thousands). In accordance with Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                 DECEMBER 31, 1995
                                                                                --------------------
                                                                                CARRYING      FAIR
                                                                                 AMOUNT       VALUE
                                                                                --------     -------
    Financial assets:
      Cash and cash equivalents...............................................  $ 50,049     $50,049
    Financial liabilities:
      Asset proceeds notes of liquidating subsidiary..........................  $  4,399     $ 4,399
      Senior notes payable....................................................  $ 78,000     $79,609

     The carrying amounts shown in the table are included in the accompanying consolidated balance sheet under the indicated captions.

                           LONE STAR INDUSTRIES, INC.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents -- the carrying amount approximates fair value because of the short maturity of those instruments.

     Asset proceeds notes of liquidating subsidiary -- the fair value of the asset proceeds notes represents the amount expected to be paid by the liquidating subsidiary which is equal to the lesser of the value of the net assets of the liquidating subsidiary to be utilized to liquidate these obligations or the face value of the notes(See Note 25). The face value of the notes at December 31, 1995 is $4,399,000, and the notes are not publicly traded.

     Senior notes payable -- the fair value of long-term debt is based on quoted market prices. As of December 31, 1995 the senior notes were trading at 102.063% of face value.

20. OTHER INCOME, NET

     Other income, net, consists of the following (in thousands):

                                                       FOR THE        FOR THE        FOR THE        FOR THE
                                                         YEAR       NINE MONTHS    THREE MONTHS       YEAR
                                                        ENDED          ENDED          ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,    MARCH 31,     DECEMBER 31,
                                                         1995           1994           1994           1993
                                                     ------------   ------------   ------------   ------------
    Rental income..................................     $  507         $1,105         $2,184        $  8,817
    Interest income on investments.................      2,783          1,266            179             512
    Other interest income..........................         27             49            160             727
    Other, net.....................................        723          1,400            168           1,182
                                                        ------         ------         ------         -------
                                                        $4,040         $3,820         $2,691        $ 11,238
                                                        ======         ======         ======         =======

                           LONE STAR INDUSTRIES, INC.

21. INCOME TAXES

     (Provision) credit for income taxes consists of the following (in thousands):

                                                           FOR THE        FOR THE        FOR THE        FOR THE
                                                             YEAR       NINE MONTHS    THREE MONTHS       YEAR
                                                            ENDED          ENDED          ENDED          ENDED
                                                         DECEMBER 31,   DECEMBER 31,    MARCH 31,     DECEMBER 31,
                                                             1995           1994           1994           1993
                                                         ------------   ------------   ------------   ------------
Federal:
  Current..............................................    $ (1,098)      $ --           $    635       $ (1,541)
                                                           --------       --------       --------       --------
  Deferred:
     Difference between tax and book depreciation......      (1,308)         3,548          3,348         (3,320)
     Sale of assets....................................      (7,868)        (9,716)        --             --
     Investment and other credits......................         864         (7,790)          (851)           635
     Net operating loss carryforward...................      (1,308)        (2,388)        37,526         (6,209)
     Restructuring and other reserves..................     (10,184)        (4,946)        12,578          3,132
     Sale of international joint venture...............      --             --             --             26,093
     Valuation allowance...............................      18,504         21,295        (53,249)       (17,961)
     Other, net........................................       1,300             (3)            13         (1,735)
                                                           --------       --------       --------       --------
Total deferred.........................................      --             --               (635)           635
                                                           --------       --------       --------       --------
Reduction of reorganization value/Reduction of paid in
  capital..............................................     (14,196)       (13,830)        --             --
                                                           --------       --------       --------       --------
Total federal..........................................     (15,294)       (13,830)        --               (906)
                                                           --------       --------       --------       --------
Foreign:
  Current..............................................      --                (16)            (5)        --
  Deferred tax on unremitted foreign earnings..........      --             --             --             12,132
                                                           --------       --------       --------       --------
Total foreign..........................................      --                (16)            (5)        12,132
                                                           --------       --------       --------       --------
State and local:
  Current..............................................        (700)          (750)          (150)          (621)
  Deferred.............................................      --             (1,204)        --                (59)
  Reduction of reorganization value/Reduction of paid
     in capital........................................      (1,620)        --             --             --
                                                           --------       --------       --------       --------
Total state and local..................................      (2,320)        (1,954)          (150)          (680)
                                                           --------       --------       --------       --------
Joint venture taxes....................................      --             --             --             (4,195)
                                                           --------       --------       --------       --------
                                                           $(17,614)      $(15,800)      $   (155)      $  6,351
                                                           ========       ========       ========       ========

     As of December 31, 1995, the Company has investment tax credit carryforwards for federal income tax purposes of $5,940,000 which expire at various dates through 2001. The Company also has regular tax and alternative minimum tax net operating loss carryforwards of approximately $201,000,000 and $56,000,000, respectively, which expire at various dates through 2009 and an alternative minimum tax credit carryforward of $6,575,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the Company as part of its plan of reorganization (See Note 23). Such an "ownership change" could limit the use or continued availability of the Company's carryforwards. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" a portion of these carryforwards has been used for

                           LONE STAR INDUSTRIES, INC.

financial reporting purposes to offset the tax effect of temporary differences between book carrying value and tax basis of certain assets which will reverse during the carryforward period.

     The following is a schedule of consolidated pre-tax income (loss) and a reconciliation of income taxes computed at the U.S. statutory rate to the (provision) credit for income taxes (in thousands):

                                                                       FOR THE
                                                      FOR THE        NINE MONTHS       FOR THE          FOR THE
                                                        YEAR            ENDED        THREE MONTHS         YEAR
                                                       ENDED          DECEMBER          ENDED            ENDED
                                                    DECEMBER 31,         31,          MARCH 31,       DECEMBER 31,
                                                        1995            1994             1994             1993
                                                    ------------     -----------     ------------     ------------
Income (loss) before income taxes and cumulative
  effect of changes in accounting principles......    $ 53,376        $  45,133        $(22,963)        $(41,609)
                                                      --------         --------        --------         --------
Tax (provision) benefit computed at statutory
  rates...........................................     (18,681)         (15,796)          8,037           14,563
  Differences resulting from:
     Foreign subsidiaries, net....................        (140)            (175)           (294)             397
     Corporate joint ventures.....................      --               --              --                9,405
     Restructuring................................      --               --              45,212           --
     State tax, net...............................      (2,320)          (1,954)           (150)            (680)
     Other........................................       3,527            2,125          --                  627
     Valuation allowance..........................      --               --             (52,960)         (17,961)
                                                      --------         --------        --------         --------
                                                      $(17,614)       $ (15,800)       $   (155)        $  6,351
                                                      ========         ========        ========         ========

     Components of net deferred tax assets (liabilities) as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1995             1994
                                                                           ------------     ------------
    Current tax assets related to:
      Reserves...........................................................    $  4,958        $    3,670
      Miscellaneous......................................................       6,094             8,126
                                                                             --------         ---------
                                                                               11,052            11,796
    Non-current tax assets related to:
      Reserves not yet deducted..........................................      14,633            20,879
      Reserve for retiree benefits.......................................      45,817            43,851
      Loss carryforwards.................................................      70,334            71,642
      Investment credits.................................................       5,940             6,628
      Alternative minimum tax credits....................................       6,575             5,023
      Miscellaneous......................................................       3,331             7,191
                                                                             --------         ---------
                                                                              146,630           155,214
    Non-current tax liabilities related to:
      Fixed assets.......................................................     (50,317)          (33,742)
      Domestic joint ventures............................................      (8,763)          (16,162)
                                                                             --------         ---------
                                                                              (59,080)          (49,904)
    Valuation allowance..................................................     (98,602)         (117,106)
                                                                             --------         ---------
    Net federal tax asset................................................      --               --
    State & other........................................................      (6,688)           (6,688)
                                                                             --------         ---------
    Net deferred.........................................................    $ (6,688)       $   (6,688)
                                                                             ========         =========

                           LONE STAR INDUSTRIES, INC.

     In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits including those realized from preconfirmation net operating loss carryforwards were used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then increase to paid-in capital.

     Net income taxes paid during the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994 and the year ended December 31, 1993 were $395,000, $86,000, $756,000 and $1,038,000, respectively.

22. ASSET DISPOSITIONS

     In December 1995, the Company sold its concrete railroad cross-tie plant and office building in Denver, Colorado for $2,250,000, which approximated book value.

     In October 1995, the Company sold the assets of its Nova Scotia, Canada aggregate quarry including working capital for $11,408,000, which approximated book value.

     In February, March and June 1995, the Company sold the assets of its hollow metal door/hardware business in Illinois, a piece of surplus property in Mississippi and a cement terminal in Florida for $290,000, $325,000 and $390,000, respectively. The Company had been leasing the terminal to the buyer prior to the sale.

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

     The operations sold in 1995, 1994 and 1993 contributed the following results for the period through their respective dates of disposition (in thousands):

                                                 FOR THE          FOR THE          FOR THE          FOR THE
                                                   YEAR         NINE MONTHS      THREE MONTHS         YEAR
                                                  ENDED            ENDED            ENDED            ENDED
                                               DECEMBER 31,     DECEMBER 31,      MARCH 31,       DECEMBER 31,
                                                   1995             1994             1994             1993
                                               ------------     ------------     ------------     ------------
    Net sales................................     $8,130           $7,789            $997           $ 11,361
    Joint venture income.....................     $--              $--              -$-             $  9,745
    Pre-tax income (loss)....................     $ (176)          $ (741)           $(93)          $  3,851

23. CHAPTER 11 PROCEEDINGS AND THE ADOPTION OF "FRESH-START" REPORTING

     On February 17, 1994, with the approval of all voting classes of creditors and equity holders, the United States Bankruptcy Court for the Southern District of New York confirmed the Debtors Modified Amended Consolidated Plan of Reorganization dated November 4, 1993 (as further modified on February 17, 1994) (the "plan"). On April 14, 1994, (the "effective date") the plan became effective, and distributions to creditors and shareholders commenced. In accordance with the plan, certain core cement, ready-mixed concrete and construction aggregates operations constitute the reorganized Lone Star. Other non-core assets of the Company and their associated liabilities were transferred to Rosebud Holdings, Inc., a wholly-owned liquidating subsidiary and its subsidiaries (collectively "Rosebud") for disposition and distribution of the proceeds of such dispositions, for the benefit of unsecured creditors (See Note
25).

                           LONE STAR INDUSTRIES, INC.

     The plan provided for distributions on the effective date to claims which were allowed at that time, and for the establishment of a reserve for certain disputed, contingent and unliquidated claims. On the effective date, the escrow agent administering the reserve received a distribution of cash and securities attributable to the reserved claims. As of the effective date, the total amount of allowed and reserved claims was $590,944,000, which the Company expects to be reduced to approximately $584,016,000 when all claims are paid. In connection with the plan, holders of allowed and reserved secured claims, priority claims and convenience claims were paid $8,262,000 in cash. Holders of allowed and reserved unsecured claims, which the Company estimates will be $575,754,000 when all claims are paid, were entitled to receive their pro rata share of (i) $192,189,000 in cash, (ii) $78,000,000 ten year 10% senior unsecured notes of the reorganized Company, (iii) $138,118,000 secured asset proceeds notes of Rosebud, to be paid out of the proceeds from the disposition of its assets (See Notes 8 and 25) and (iv) 85.0% of the common stock of reorganized Lone Star.

     Holders of the Company's cumulative convertible preferred stock received a pro rata share of 10.5% of the common stock of reorganized Lone Star and 1,250,000 warrants to purchase common stock of the reorganized Lone Star. The holders of common stock of Lone Star received the balance of reorganized Lone Star's common equity and 2,753,333 warrants to purchase common stock in the reorganized Lone Star. The warrants are exercisable through December 31, 2000, and each warrant provides for the purchase of one share of the common stock of reorganized Lone Star at a price of $18.75 per share.

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

     Although the plan became effective on April 14, 1994, for accounting purposes the effective date of the plan is considered to be March 31, 1994, and accordingly, the Company adopted fresh-start reporting as of March 31, 1994. Adjustments were recorded as of March 31, 1994 to reflect the effects of the consummation of the plan and to reflect the implementation of fresh-start reporting. The reorganization value of the Company was determined using several factors and by reliance on various valuation methods, including discounted cash flows, price/earnings ratios and other applicable ratios. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the entity after the reorganization. Based on information from parties in interest and from Lone Star's financial advisors, the total reorganization value of the Company was $579,411,000. The reorganization value was then allocated to the Company's assets and liabilities in conformity with the Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16"), as specified by SOP No. 90-7. Income related to the settlement of liabilities subject to the Company's Chapter 11 proceedings is included in the accompanying consolidated statement of operations as an extraordinary gain on discharge of prepetition liabilities. The gains or losses related to the adjustments of assets and liabilities to fair value are included in reorganization items in the accompanying consolidated statement of operations (See Note 26). The reorganization value in excess of amounts allocable to identifiable assets is the portion of the reorganization value of the Company which was not attributed to specific assets of the Company.

24. PRO FORMA INFORMATION

     The following pro forma condensed financial information of the Company and its subsidiaries illustrates the estimated financial effects of the implementation of the plan (which resulted in the end of the Company's 1989 restructuring program) and its adoption of fresh-start reporting. Pro forma statement of operations data for the three

                           LONE STAR INDUSTRIES, INC.

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

                           LONE STAR INDUSTRIES, INC.

           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                    EFFECT OF PLAN OF
                                                                                     REORGANIZATION
                                                                                     AND FRESH-START    PRO FORMA
                                                                       HISTORICAL       REPORTING        RESULTS
                                                                       ----------   -----------------   ---------
Revenues:
  Net sales..........................................................   $   33.7         $  11.6         $  45.3
  Joint venture income...............................................        0.4            (0.3)            0.1
  Other income.......................................................        2.7            (1.5)            1.2
                                                                       ----------   -----------------   ---------
                                                                            36.8             9.8            46.6
                                                                       ----------   -----------------   ---------
Deductions from revenues:
  Cost of sales......................................................       29.7            17.7            47.4
  Recovery of litigation settlement..................................       (6.5)        --                 (6.5)
  Selling, general and administrative................................        9.9            (1.6)            8.3
  Depreciation and depletion.........................................        6.7            (0.6)            6.1
  Interest expense...................................................        0.2             2.0             2.2
                                                                       ----------   -----------------   ---------
                                                                            40.0            17.5            57.5
                                                                       ----------   -----------------   ---------
Loss before reorganization items.....................................       (3.2)           (7.7)          (10.9)
Reorganization items:
  Adjustments to fair value..........................................     (133.9)          133.9           --
  Other..............................................................      (13.4)           13.4           --
                                                                       ----------   -----------------   ---------
Total reorganization items...........................................     (147.3)          147.3           --
                                                                       ----------   -----------------   ---------
Loss before income taxes and extraordinary item......................     (150.5)          139.6           (10.9)
Credit (provision) for income taxes..................................       (0.2)            4.0             3.8
                                                                       ----------   -----------------   ---------
Loss before extraordinary item.......................................     (150.7)          143.6            (7.1)
Extraordinary item: gain on discharge of prepetition liabilities.....      127.5          (127.5)          --
                                                                       ----------   -----------------   ---------
Loss before provision for preferred dividends........................   $  (23.2)        $  16.1         $  (7.1)
                                                                         =======    ============        ========
Primary and fully diluted loss per common share......................                                    $ (0.59)
                                                                                                        ========

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

                           LONE STAR INDUSTRIES, INC.

                           LONE STAR INDUSTRIES, INC.

           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                 PRO FORMA          ACTUAL         PRO FORMA
                                                                RESULTS FOR      RESULTS FOR        RESULTS
                                                                 THE THREE         THE NINE         FOR THE
                                                                MONTHS ENDED     MONTHS ENDED      YEAR ENDED
                                                                 MARCH 31,       DECEMBER 31,     DECEMBER 31,
                                                                    1994             1994             1994
                                                                ------------     ------------     ------------
Revenues:
  Net sales...................................................     $ 45.3           $261.6           $306.9
  Joint venture income........................................        0.1              4.5              4.6
  Other income................................................        1.2              3.8              5.0
                                                                    -----            -----            -----
                                                                     46.6            269.9            316.5
                                                                    -----            -----            -----
Deductions from revenues:
  Cost of sales...............................................       47.4            177.0            224.4
  Recovery of litigation settlement...........................       (6.5)              --             (6.5)
  Selling, general and administrative.........................        8.3             23.8             32.1
  Depreciation and depletion..................................        6.1             17.2             23.3
  Interest expense............................................        2.2              6.8              9.0
                                                                    -----            -----            -----
                                                                     57.5            224.8            282.3
                                                                    -----            -----            -----
Income (loss) before income taxes.............................     $(10.9)          $ 45.1             34.2
                                                                    =====            =====            =====
Provision for income taxes....................................                                        (12.0)
                                                                                                      -----
Net income....................................................                                       $ 22.2
                                                                                                      =====
Primary income per common share...............................                                       $ 1.76
                                                                                                      =====
Fully diluted income per common share.........................                                       $ 1.75
                                                                                                      =====

     The above pro forma condensed financial information includes estimated adjustments for the following items:

     As a result of the implementation of the plan of reorganization and adoption of fresh-start reporting, the Company's 1989 Restructuring Program ended effective March 31, 1994. Operating results of the cement plants at Pryor, Oklahoma and Maryneal, Texas, which were formerly included in assets held for sale, are included in the pro forma consolidated operating results for the three months ended March 31, 1994 and the year ended December 31, 1994.

     The operating results of the assets and liabilities which were transferred to Rosebud for distribution for the benefit of creditors have been eliminated from the pro forma statements of operations.

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

                           LONE STAR INDUSTRIES, INC.

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

25. ROSEBUD HOLDINGS, INC. LIQUIDATING SUBSIDIARY

     As part of the plan, the Company transferred on April 14, 1994 certain non-core assets and their related liabilities, certain other miscellaneous assets, and a $5,000,000 cash investment to be used for working capital purposes, to Rosebud. The Company is under no obligation to fund additional Rosebud working capital requirements.

     Lone Star's investment in Rosebud, which is comprised of real estate and cash, net of associated liabilities, is included in the Company's December 31, 1995 consolidated balance sheet at the face value of the asset proceeds notes of $4,399,000. This reflects the expectation at December 31, 1995 that the net realizable value of the assets will be, at a minimum, enough to liquidate the asset proceeds notes in their entirety. Generally, net realized value is the amount which is reasonably expected to be received upon a sale to a willing buyer, less costs to sell. Net realizable value may differ from the eventual realizable value of the assets. In addition, it is difficult to estimate the time required to complete this process. The asset proceeds notes are recorded on the accompanying consolidated balance sheet at the lesser of the face value of the notes or the estimated value of the assets to be utilized to liquidate these obligations. Prior to December 31, 1995, the Company's investment in Rosebud reflected the estimated net realizable value of the assets, which was less than the face value of the asset proceeds notes. The decrease of $82,601,000 from the December 31, 1994 balance is primarily due to asset sales, certain insurance and other settlements and the subsequent distribution of the net proceeds to asset proceeds note holders.

     On the effective date of the plan, Rosebud issued secured asset proceeds notes in the aggregate principal amount of $138,118,000. The asset proceeds notes are secured by liens and security interests, as the case may be, on substantially all of the Rosebud assets. The asset proceeds notes bear interest at a rate of 10% per annum payable in cash and/or additional asset proceeds notes, payable in semi-annual installments (the July 31, 1994, January 31, 1995, July 31, 1995 and January 31, 1996 interest payments were paid in cash). The asset proceeds notes are to be repaid as Rosebud's assets are sold. All net cash proceeds less a $5,000,000 cash reserve plus up to an additional $5,000,000 for estimated Rosebud working capital needs, are to be deposited in a cash collateral account for distribution to the note holders. The asset proceeds notes mature on July 31, 1997. These notes were guaranteed, in part, by Lone Star. As a result of the interest and principal payments made by Rosebud, the Company's guarantee, the guarantee agreement and the related pledge of Rosebud's common stock owned by the Company were terminated as of July 14, 1995.

     Liabilities associated with all Rosebud Assets, sold and unsold, were assumed by Rosebud and it has agreed to indemnify Lone Star for these liabilities. The assumption by Rosebud of Lone Star's liabilities may not be binding upon third parties, and, in any event, as to such liabilities, however, arising from actions or circumstances that existed on or

                           LONE STAR INDUSTRIES, INC.

before April 14, 1994 and that result in payments to Lone Star aggregating in excess of $7,000,000, Rosebud's obligation to indemnify Lone Star in respect thereof is subordinated to repayment of the asset proceeds notes.

     In January 1995, Rosebud received $9,000,000 as a return of capital from the Lone Star-Falcon partnership upon completion of the sale of the partnership's cement terminals in Texas. In January 1995, Rosebud sold surplus property in Florida for $1,500,000. In March 1995, Rosebud received proceeds of $4,000,000 from the sale of surplus property in Texas. In May 1995, Rosebud sold the stock of a wholly-owned subsidiary, Lone Star California, Inc. and the promissory notes executed by RMC LONESTAR payable to Lone Star California, Inc. for cash proceeds of $18,826,000. In June 1995, Rosebud sold surplus property in Florida for $5,000,000. In January and June 1995, Rosebud sold surplus property in Louisiana, Maryland and Florida for total proceeds of $954,000. In September 1995, Rosebud sold its 50% interest in Hawaiian Cement, a Hawaiian partnership for $31,000,000. In October 1995, Rosebud sold surplus property in Texas receiving $5,000,000 in net proceeds.

     During 1994, Rosebud had reached final agreements with substantially all the insurance carriers involved in litigation, related to indemnity in the railroad crosstie litigation cases, and received $5,300,000. In April 1995 a settlement was reached with the remaining insurance companies and a payment of $4,200,000 was subsequently received. In May 1995 agreements in principle were reached with two Argentine companies to settle the litigation related to the 1992 auction sale of the Company's Argentine subsidiary. Payments totaling $2,500,000 were received. In addition, in July 1995, a settlement was reached in the railroad crosstie litigation against Northeast Cement Company and its affiliates, which resulted, in August 1995, in a net payment to Rosebud of $9,402,000.

     In 1995, Rosebud made total principal payments of $102,000,000 and total interest payments of $10,825,000. An additional interest payment of $209,000 was made in January 1996. Total principal and interest payments made through December 31, 1995 were $150,457,000. In January 1996, Rosebud sold surplus property in Washington for cash proceeds of $1,358,000.

     Cash generated by Rosebud in excess of the remaining face value of the asset proceeds notes, accrued interest and Rosebud working capital requirements, if any, will be paid to Lone Star.

26. REORGANIZATION ITEMS

     The effects of transactions occurring as a result of the Chapter 11 filings have been segregated from ordinary operations in the accompanying consolidated statements of operations. Such items for the three months ended March 31, 1994, and for the year ended December 31, 1993, include the following (in thousands):

                                                                            FOR THE           FOR THE
                                                                          THREE MONTHS       YEAR ENDED
                                                                             ENDED          DECEMBER 31,
                                                                         MARCH 31, 1994         1993
                                                                         --------------     ------------
    Professional fees and administrative expenses......................    $  (15,431)        $(15,572)
    Interest income....................................................         2,035            5,102
                                                                            ---------         --------
                                                                              (13,396)         (10,470)
    Gain (loss) on sale of assets......................................            --          (37,335)
    Adjustments to fair value..........................................      (133,917)              --
                                                                            ---------         --------
                                                                           $ (147,313)        $(47,805)
                                                                            =========         ========

     Professional fees and administrative expenses related to the Chapter 11 proceedings were expensed as incurred. Interest income represents interest earned on cash accumulated as a result of the Chapter 11 proceedings. The loss on the sale of assets in 1993 represents the pre-tax loss on the sale of the Company's 49.6% interest in Companhia Nacional de Cimento Portland.

                           LONE STAR INDUSTRIES, INC.

27. ENVIRONMENTAL MATTERS

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

     Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to the Resource Conservation and Recovery Act ("RCRA"). However, on January 31, 1995 the Environmental Protection Agency ("EPA") issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. In early 1996, EPA officials reported that certain other alternatives -- such as oversight of CKD management by state environmental agencies -- also are being explored. It is not possible to predict at this time what, if any, new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs), if any, would be incurred by the Company to comply with these requirements. As an alternative to new EPA regulations or state oversight, portland cement manufacturers, including Lone Star, are engaged in negotiations with the EPA in an attempt to enter into other arrangements relating to the management of CKD.

     On July 20, 1995, the State of Indiana made a determination that the CKD stored at the Company's Greencastle plant is a type I waste and requested that the Company apply for a formal permit for an on-site landfill for the CKD. The Company understands that similar notices were sent to other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and has received a stay to allow it to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief, such as an agreed order requiring certain additional waste management procedures that are less stringent than those required for type I wastes. If the Company is not successful in this regard, however, like other Indiana cement producers, the Greencastle plant could incur substantially increased operating and capital costs.

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using hazardous waste fuels ("HWF") as a cost saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, in the past Lone Star has been involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past noncompliance, and there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost prohibitive to continue to burn HWF. As a result of a court decision vacating a BIF Rules air emission standard, the

                           LONE STAR INDUSTRIES, INC.

Company temporarily curtailed its use of HWF at the Greencastle plant. The Company completed compliance testing in August 1995, has recertified under interim status and has commenced burning HWF.

     The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process in late 1996. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

     Since 1991, federal and state environmental agencies have conducted inspections and instituted inquiries and administrative actions regarding waste fuel operations at both of the Company's cement manufacturing facilities which burn HWF. In the first half of 1994 the Company paid amounts totaling approximately $402,000 representing negotiated settlements with federal and state environmental entities of administrative actions that alleged violations of regulations pertaining to the handling and burning of HWF at the Greencastle plant. In March 1994, the EPA instituted an administrative proceeding regarding waste fuel operations at the Company's Cape Girardeau plant, seeking over $500,000 in civil penalties. The Company negotiated a settlement with the EPA which requires the payment by the Company of a civil penalty of approximately $200,000, approximately $87,000 of which was offset by two supplemental environmental projects completed in 1995.

     Lone Star was given official notices by the EPA that it intended to pursue a civil penalty action for alleged regulatory violations at the Cape Girardeau facility with respect to the installation of a secondary crusher and the replacement of screens in 1986 and 1987. The Company has negotiated a settlement of this matter with the EPA which will involve the payment of $40,000 to the EPA and the paving of certain roads at the facility to control fugitive dust at an estimated cost of $150,000.

     The Texas Natural Resource Conservation Committee ("TNRCC") has issued a notice of violations in respect of certain air permitting application matters at the Company's Maryneal, Texas plant. The TNRCC has also investigated certain solid waste and water matters, and has had two conferences with the Company concerning all of these matters. The TNRCC has advised the Company that it will propose formal enforcement action in respect of the Company's air permits, which could include a penalty and injunctive relief, and will require certain additional safeguards in respect of solid waste disposal. The Company does not expect that these matters will have a material adverse affect on its Maryneal, Texas operations.

     Past operations of the Company, certain of its subsidiaries, or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. Included are sites located in: Utah (seven sites, including three National Priority List ("NPL") sites which were settled during the bankruptcy proceedings as discussed below); Illinois (one NPL site); Texas (two sites, including one NPL site); Missouri (one NPL site); Washington (one NPL site); Minnesota (two NPL sites); Colorado (one NPL site); Florida (five sites, including two related NPL sites and the two non-NPL sites described below); California (one non-NPL site described below); Pennsylvania (one NPL site); and Louisiana (one NPL site). Except for the matters described below, available factual information indicates that the Company's disposal of waste at these sites was small or non-existent, and the Company may have certain defenses arising out of its reorganization. In certain instances the Company has availed itself of settlement offers it has found attractive. The Company is also reviewing certain of its inactive properties to determine if any remedial action may be required at these sites.

     In July 1989, the Company was advised by the EPA, that it was a potentially responsible person ("PRP") with respect to three adjoining sites in Salt Lake City, Utah on which CKD and small amounts of chrome-containing kiln brick from the Company's Utah cement plant had been deposited. In July 1990, the EPA and the Utah Department of Health

                           LONE STAR INDUSTRIES, INC.

issued a record of decision selecting a remedial action calling for removal of the CKD, over a period of time, to a location to be selected in the Salt Lake City vicinity where an industrial type landfill would be constructed. The Company settled this matter during its bankruptcy proceedings and has also settled an action brought by the Company in United States District Court in Utah seeking contribution from two other PRP's for their share of investigation and cleanup costs of the sites. The settlement agreement relating to the contribution claims are subject to the other PRP's reaching settlements with the EPA, the negotiation of which is continuing.

     In the early 1970's, the Company acquired subsidiaries that conducted woodtreating or wood-dipping operations at two sites in Florida. Contamination from chemicals used in the woodtreating operations at these non-NPL sites have been the subject of various proceedings by federal, state and local environmental entities, as well as lawsuits involving private parties. The Company has brought actions against its insurers in respect of defense and cleanup costs at both sites.

     In 1992, an EPA approved cleanup of soils and water at a site in Dania, Florida previously owned by Lone Star was completed. Lone Star has also agreed with the State of Florida Department of Environmental Protection ("FDEP") to undertake a monitoring program for the presence of pentachlorophenol ("PCP") in the groundwater. The monitoring has shown the groundwater to be free of PCP, and the FDEP has advised the Company that no further remediation or monitoring of PCP will be required. However, traces of other elements have been noted, and monitoring of these elements will continue. This site was transferred to Rosebud in 1994 and sold by Rosebud in 1995. From the proceeds of the sale, $2,000,000 was placed in escrow to assure compliance with the Company's agreement with the FDEP, and Rosebud is currently negotiating to receive the funds remaining in this escrow.

     The Company completed certain cleanup of soils at a site in Dade County, Florida in 1992 and agreed to undertake further groundwater investigation of the site and, if necessary, soil remediation, groundwater treatment and ground water monitoring programs all within a specified monetary cap of $2,000,000.

     At the time of the 1994 sale of its interest in the Santa Cruz cement plant, Rosebud committed to regulatory authorities to undertake the closure of a former waste landfill area at the plant site. The closure has been completed, and postclosure monitoring of the site is the responsibility of the plant owner.

     The Company, along with numerous other parties, has been named a defendant in a series of toxic tort lawsuits filed in a Texas state court commencing in March 1994 in which multiple plaintiffs claim to have suffered injury from the proximity of deposits of toxic wastes or substances at a site located near Galveston, Texas. The toxic wastes or substances are alleged to have been deposited at the site starting in the 1940's. The Company does not believe that it has any responsibility for the site and intends to contest these lawsuits vigorously. The Company's insurance carriers have been notified of the claims but have denied coverage.

     The December 31, 1995 consolidated balance sheet includes accruals of $6,900,000 which represent the Company's current estimate of its liability related to future remediation costs at sites where known environmental conditions exist. The Company believes these reserves to be adequate for known environmental matters.

28. LITIGATION

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In late 1995 an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation ("San-Vel"), an inactive Lone Star subsidiary, was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of the demolished building has notified the Company, among others, that it intends to hold responsible parties liable. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure, although engineering studies are reportedly being conducted with final results expected in mid-1996. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its former cement plants. There has been no indication that the cement was defective. The Company is conducting an investigation into these matters and believes that

                           LONE STAR INDUSTRIES, INC.

it has both insurance coverage and good defenses to any claim of liability that may be asserted against it relating to the demolished building.

29. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands except per share data):

                                                                           SUCCESSOR COMPANY
                                                                                QUARTER
                                                              --------------------------------------------
                            1995                               FIRST      SECOND       THIRD       FOURTH
------------------------------------------------------------  -------     -------     --------     -------
Net sales...................................................  $52,711     $87,553     $100,611     $82,133
Gross profit................................................  $   427     $26,563     $ 31,478     $23,491
Net income (loss)...........................................  $(5,082)    $12,133     $ 18,122     $10,589
                                                              -------     -------     --------     -------
Primary net income per common share.........................  $ (0.42)    $  0.89     $   1.30     $  0.79
                                                              -------     -------     --------     -------
Fully diluted net income per common share...................  $ (0.42)    $  0.89     $   1.30     $  0.78
                                                              -------     -------     --------     -------

                                                             PREDECESSOR          SUCCESSOR COMPANY
                                                              COMPANY                  QUARTER
                                                             ---------     -------------------------------
                           1994                                FIRST       SECOND       THIRD      FOURTH
-----------------------------------------------------------  ---------     -------     -------     -------
Net sales..................................................  $  33,709     $86,995     $95,969     $78,681
Gross profit (loss)........................................  $    (443)    $20,264     $28,276     $19,783
Net income (loss) before extraordinary item................  $(150,638)    $ 7,914     $13,441     $ 7,978
Net income(loss)...........................................  $ (23,118)    $ 7,914     $13,441     $ 7,978
                                                             ---------     -------     -------     -------
Primary and fully diluted net income per common share:.....  $     n/m     $  0.62     $  0.99     $  0.61
                                                             ---------     -------     -------     -------

---------------
(1) Gross profit is net of depreciation expense relating to cost of sales of $23,107,000, $16,326,000 and $4,697,000 in the year ended December 31, 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994, respectively.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1994 and 1995 does not equal the total computed for the year due primarily to the use of the modified treasury stock method throughout the two years except for the first quarter of 1995 in which the result was anti-dilutive.

(3) Earnings per share for the first quarter of 1994 are not meaningful due to reorganization and revaluation entries and the issuance of 12,000,000 shares of new common stock (See Note 23).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors," "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which pursuant to Regulation 14A will be filed not later than 120 days after the end of the fiscal year covered by this Report. Certain information relating to the Company's executive officers is included in Part I of this Report under the caption "Executive Officers of Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS AND SCHEDULE: See Index to Financial Statements and Schedule on page 21 of this Report.

        2. EXHIBITS:

             2.1       -- Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy
                          Code dated December 10, 1990 (incorporated herein by reference on Exhibit 28A of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1990).
             2.2       -- Modified Amended Disclosure Statement Regarding Debtors' Modified Amended
                          Consolidated Plan of Reorganization and exhibits thereto (incorporated herein by reference to the Registrant's Form T-3 filed January 14, 1994).
             2.3       -- Modification of Debtor's Plan of Reorganization (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated
                          March 1, 1994).
             2.4       -- Order Confirming Debtors' Modified Amended and Consolidated Plan of
                          Reorganization Under Chapter 11 of the Bankruptcy Code dated February 17, 1994
                          (incorporated herein by reference to Exhibit 28E of the Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1993).
             3.1       -- Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the
                          year ended December 31, 1994).
             3.2       -- Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995).
             3.3       -- Amended By-Laws (incorporated herein by reference to Exhibit 3(ii) of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
             4.1       -- Indenture, dated as of March 29, 1994, between Lone Star Industries, Inc. and
                          Chemical Bank, as Trustee, relating to 10% Senior Notes Due 2003 of Lone Star
                          Industries, Inc. (incorporated herein by reference to Exhibit 4A of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
             4.2       -- Warrant Agreement, dated April 13, 1994, between Lone Star Industries, Inc. and
                          Chemical Bank, as Warrant Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
             4.3       -- Financing Agreement, dated as of April 13, 1994 (the "Financing Agreement"), among Lone Star Industries, Inc., its subsidiary, New York Trap Rock
                          Corporation, and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 4C of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1994).

           4.3(i)      -- Amendment No. 1, dated as of March 24, 1995, to the Financing Agreement
                          (incorporated herein by reference to Exhibit 4C(i) of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
          4.3(ii)      -- Second Amendment, dated as of November 14, 1995, to the Financing Agreement
                          (filed herewith).
         4.3(iii)      -- Third Amendment, dated as of December 11, 1995, to the Financing Agreement
                          (filed herewith).
             4.4       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).
            10.1       -- Settlement Agreement, dated as of February 4, 1994, between Lone Star
                          Industries, Inc., et al. and the Official Committee of Retired Employees of
                          Lone Star Industries, Inc., et al. (incorporated herein by reference to Exhibit
                          10.23 of the Registrant's Registration Statement on Form S-1, File Number
                          33-55377).
            10.2       -- Settlement Agreement, dated as of April 12, 1994, by and between Pension
                          Benefit Guaranty Corporation and the Lone Star Group (incorporated herein by reference to Exhibit 10.24 of the Registrant's Registration Statement on Form
                          S-1, File Number 33-55377).
            10.3       -- Agreement, dated as of March 11, 1994, by and between the Debtors and the
                          Unions (incorporated herein by reference to Exhibit 10.25 of the Registrant's
                          Registration Statement on Form S-1, File Number 33-55377).
            10.4       -- Registration Rights Agreement, dated as of July 18, 1994, among Lone Star
                          Industries, Inc., Metropolitan Life Insurance Company, Metropolitan Insurance
                          and Annuity Company and TCW Special Credits, as Agent and Nominee (incorporated herein by reference to Exhibit 10.22 of the Registrant's Registration Statement
                          on Form S-1, File Number 33-55377).
            10.5       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).
           *10.6       -- Amended and Restated Employment Agreement, dated as of February 1, 1996, between David W. Wallace and Lone Star Industries, Inc. (filed herewith).
           *10.7       -- Stock Option Agreement, dated as of June 8, 1994, between David W. Wallace and
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10D(ii)
                          of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
           *10.8       -- Amended and Restated Employment Agreement, dated as of February 1, 1996, between William M. Troutman and Lone Star Industries, Inc. (filed herewith).
           *10.9       -- Amended and Restated Agreement, dated February 1, 1996, between William M.
                          Troutman and Lone Star Industries, Inc. (filed herewith).
           *10.10      -- Stock Option Agreement, dated as of June 8, 1994, between William M. Troutman and Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10E(iii) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.11      -- Employment Agreement, dated July 1, 1994, between John J. Martin and Lone Star
                          Industries, Inc. (incorporated herein by reference to Exhibit 10F(i) of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.12      -- Stock Option Agreement, dated as of June 8, 1994, between John J. Martin and
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10F(ii)
                          of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
           *10.13      -- Form of Indemnification Agreement entered into between Lone Star Industries,
                          Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1994).
           *10.14      -- Form of "Change of Control" agreement for certain executive officers of Lone
                          Star Industries, Inc. (filed herewith).

            10.15      -- Change of Control agreement, dated July 1, 1994, between the Company and Mr.
                          Pasquale P. Diccianni (filed herewith).
           *10.16      -- Form of 25,000 shares stock option agreement for executive officers of Lone
                          Star Industries, Inc. (incorporated herein by reference to Exhibit 10I of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.17      -- Form of 75,000 shares stock option agreement for executive officers of Lone
                          Star Industries, Inc. (incorporated herein by reference to Exhibit 10J of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.18      -- Lone Star Industries, Inc. Rosebud Incentive Plan (incorporated herein by reference to Exhibit 10K of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1994).
           *10.19      -- Lone Star Industries, Inc. Management Stock Option Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement, dated
                          May 11, 1994).
           *10.20      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement,
                          dated May 11, 1994).
           *10.21      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix C of the Registrant's Definitive Proxy Statement,
                          dated May 11, 1994).
            11         -- Statement re computation of per share earnings (filed herewith).
            12         -- Statement re computation of per share earnings to fixed charges (filed herewith).
            21         -- Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Registrant's Registration Statement on Form S-1, File Number 33-55377).
            23         -- Consent of Coopers & Lybrand L.L.P. (filed herewith).
            27         -- Financial Data Schedules (filed herewith).

     (b) Reports on Form 8-K.

     During the last quarter of the fiscal year ending December 31, 1995 Registrant filed the following Current Reports on Form 8-K:

     Form 8-K, November 10, 1995 -- Item 5 -- Other Events.
---------------

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LONE STAR INDUSTRIES, INC.

                                         By:        /s/  JAMES W. LANGHAM

                                           -------------------------------------
                                                     JAMES W. LANGHAM
                                                  Vice President, General
                                                   Counsel and Secretary

                                                   Date: March 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                              TITLE OR CAPACITY                        DATE
-------------------------------------  ----------------------------------------------    ---------------
     /s/  DAVID W. WALLACE             Director, Chairman of the Board and Chief         March 20, 1996
-------------------------------------  Executive Officer
          DAVID W. WALLACE

    /s/   JAMES E. BACON               Director                                          March 20, 1996
-------------------------------------
          JAMES E. BACON

    /s/    THEODORE F. BROPHY          Director                                          March 20, 1996
-------------------------------------
          THEODORE F. BROPHY

    /s/    ARTHUR B. NEWMAN            Director                                          March 13, 1996
-------------------------------------
          ARTHUR B. NEWMAN

   /s/    ALLEN E. PUCKETT             Director                                          March 21, 1996

-------------------------------------
          ALLEN E. PUCKETT

   /s/    ROBERT G. SCHWARTZ           Director                                          March 12, 1996
-------------------------------------
         ROBERT G. SCHWARTZ

   /s/   WILLIAM M. TROUTMAN           Director, President and Chief Operating           March 20, 1996
-------------------------------------  Officer
         WILLIAM M. TROUTMAN

  /s/    JACK R. WENTWORTH             Director                                          March 20, 1996
-------------------------------------
          JACK R. WENTWORTH

  /s/     WILLIAM E. ROBERTS            Vice President, Chief Financial Officer,          March 20, 1996
-------------------------------------   Controller and Treasurer
         WILLIAM E. ROBERTS


                           LONE STAR INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEAR ENDED DECEMBER 31, 1995, THE NINE MONTHS ENDED
            DECEMBER 31, 1994, THE THREE MONTHS ENDED MARCH 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                              BALANCE      --------------------------
                                                AT         CHARGED TO       CHARGED                         BALANCE AT
                                             BEGINNING     COSTS AND       TO OTHER                           END OF
                DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS(2)     DEDUCTIONS(1)       PERIOD
-------------------------------------------  ---------     ----------     -----------     -------------     ----------
FOR THE YEAR ENDED DECEMBER 31, 1995
Allowance for doubtful accounts deducted
  from notes and accounts receivable.......   $ 7,226           399           509             2,198           $5,936
                                               ======           ===           ===             =====           ======
FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
Allowance for doubtful accounts deducted
  from notes and accounts receivable.......   $ 8,843           700            54             2,371           $7,226
                                               ======           ===           ===             =====           ======
FOR THE THREE MONTHS ENDED MARCH 31, 1994
Allowance for doubtful accounts deducted
  from notes and accounts receivable.......   $ 8,913           260            15               345           $8,843
                                               ======           ===           ===             =====           ======
FOR THE YEAR ENDED DECEMBER 31, 1993
Allowance for doubtful accounts deducted
  from notes and accounts receivable.......   $ 8,033         1,605            63               788           $8,913
                                               ======           ===           ===             =====           ======

---------------
(1) Deductions in the year ended December 31, 1995, the nine months ended December 31, 1994 and the year ended December 31, 1993 primarily represent uncollectible accounts charged off. Deductions in the three months ended March 31, 1994 also include certain adjustments related to the Company's emergence from its Chapter 11 proceedings.

(2) Represents recoveries of accounts previously charged off, and reserves related to acquisitions and dispositions.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of Lone Star Industries, Inc. on Form S-3 (File No. 33-55377) and S-8 (File Nos. 33-55277, 33-55261, and 33-55229) of our report, dated January 31, 1996, which includes an explanatory paragraph related to the Company's reorganization effective April 14, 1994, accompanying the consolidated financial statements and financial statement schedule of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1995 and 1994, and for the year ended December 31, 1995, the nine months ended December 31, 1994, the three months ended March 31, 1994, and the year ended December 31, 1993, which report is included in this Annual Report on Form 10-K.

Coopers & Lybrand L.L.P.
Stamford, Connecticut
March 20, 1996

                                    (LOGO)
                           Printed on Recycled Paper

                                EXHIBIT INDEX
                                -------------

         Exhibit No.                            Description
         -----------                            -----------
             2.1       -- Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy
                          Code dated December 10, 1990 (incorporated herein by reference on Exhibit 28A of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1990).
             2.2       -- Modified Amended Disclosure Statement Regarding Debtors' Modified Amended
                          Consolidated Plan of Reorganization and exhibits thereto (incorporated herein by reference to the Registrant's Form T-3 filed January 14, 1994).
             2.3       -- Modification of Debtor's Plan of Reorganization (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated
                          March 1, 1994).
             2.4       -- Order Confirming Debtors' Modified Amended and Consolidated Plan of
                          Reorganization Under Chapter 11 of the Bankruptcy Code dated February 17, 1994
                          (incorporated herein by reference to Exhibit 28E of the Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1993).
             3.1       -- Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the
                          year ended December 31, 1994).
             3.2       -- Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995).
             3.3       -- Amended By-Laws (incorporated herein by reference to Exhibit 3(ii) of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
             4.1       -- Indenture, dated as of March 29, 1994, between Lone Star Industries, Inc. and
                          Chemical Bank, as Trustee, relating to 10% Senior Notes Due 2003 of Lone Star
                          Industries, Inc. (incorporated herein by reference to Exhibit 4A of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
             4.2       -- Warrant Agreement, dated April 13, 1994, between Lone Star Industries, Inc. and
                          Chemical Bank, as Warrant Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
             4.3       -- Financing Agreement, dated as of April 13, 1994 (the "Financing Agreement"), among Lone Star Industries, Inc., its subsidiary, New York Trap Rock
                          Corporation, and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 4C of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1994).

         Exhibit No.                            Description
         -----------                            -----------
             4.3(i)    -- Amendment No. 1, dated as of March 24, 1995, to the Financing Agreement
                          (incorporated herein by reference to Exhibit 4C(i) of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
             4.3(ii)   -- Second Amendment, dated as of November 14, 1995, to the Financing Agreement
                          (filed herewith).
             4.3(iii)  -- Third Amendment, dated as of December 11, 1995, to the Financing Agreement
                          (filed herewith).
             4.4       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).
            10.1       -- Settlement Agreement, dated as of February 4, 1994, between Lone Star
                          Industries, Inc., et al. and the Official Committee of Retired Employees of
                          Lone Star Industries, Inc., et al. (incorporated herein by reference to Exhibit
                          10.23 of the Registrant's Registration Statement on Form S-1, File Number
                          33-55377).
            10.2       -- Settlement Agreement, dated as of April 12, 1994, by and between Pension
                          Benefit Guaranty Corporation and the Lone Star Group (incorporated herein by reference to Exhibit 10.24 of the Registrant's Registration Statement on Form
                          S-1, File Number 33-55377).
            10.3       -- Agreement, dated as of March 11, 1994, by and between the Debtors and the
                          Unions (incorporated herein by reference to Exhibit 10.25 of the Registrant's
                          Registration Statement on Form S-1, File Number 33-55377).
            10.4       -- Registration Rights Agreement, dated as of July 18, 1994, among Lone Star
                          Industries, Inc., Metropolitan Life Insurance Company, Metropolitan Insurance
                          and Annuity Company and TCW Special Credits, as Agent and Nominee (incorporated herein by reference to Exhibit 10.22 of the Registrant's Registration Statement
                          on Form S-1, File Number 33-55377).
            10.5       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).
           *10.6       -- Amended and Restated Employment Agreement, dated as of February 1, 1996, between David W. Wallace and Lone Star Industries, Inc. (filed herewith).
           *10.7       -- Stock Option Agreement, dated as of June 8, 1994, between David W. Wallace and
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10D(ii)
                          of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
           *10.8       -- Amended and Restated Employment Agreement, dated as of February 1, 1996, between William M. Troutman and Lone Star Industries, Inc. (filed herewith).
           *10.9       -- Amended and Restated Agreement, dated February 1, 1996, between William M.
                          Troutman and Lone Star Industries, Inc. (filed herewith).
           *10.10      -- Stock Option Agreement, dated as of June 8, 1994, between William M. Troutman and Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10E(iii) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.11      -- Employment Agreement, dated July 1, 1994, between John J. Martin and Lone Star
                          Industries, Inc. (incorporated herein by reference to Exhibit 10F(i) of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.12      -- Stock Option Agreement, dated as of June 8, 1994, between John J. Martin and
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10F(ii)
                          of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
           *10.13      -- Form of Indemnification Agreement entered into between Lone Star Industries,
                          Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1994).
           *10.14      -- Form of "Change of Control" agreement for certain executive officers of Lone
                          Star Industries, Inc. (filed herewith).