Form 10-Q
period 1996-03-31
LONE STAR INDUSTRIES INC
filed 1996-05-09
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of April 26, 1996:

       Common Stock, par value $1 per share - 11,478,550 shares













TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three Months Ended March 31, 1996 and 1995
   (Unaudited)...........................................3

Consolidated Statements of Retained Earnings -
   For the Three Months Ended March 31, 1996 and
   1995 (Unaudited)......................................4

Consolidated Balance Sheets - March 31, 1996
   (Unaudited) and December 31, 1995.....................5

Consolidated Statements of Cash Flows - For the
   Three Months Ended March 31, 1996 and 1995
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II.	OTHER INFORMATION.......................................17

SIGNATURES.........................................................18



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)



                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                              March 31, 1996   March 31, 1995
                                               (Unaudited)      (Unaudited)

Consolidated Income
Revenues:

 Net sales                                          $ 52,987         $ 52,711
 Joint venture income                                    530              673
 Other income, net                                     1,563            1,167
                                                      55,080           54,551

Deductions from revenues:
 Cost of sales                                        44,941           46,575
 Selling, general and administrative expenses          7,211            7,624
 Depreciation and depletion                            5,944            5,830
 Interest expense                                      1,874            2,341
                                                      59,970           62,370

Loss before income taxes                              (4,890)         ( 7,819)
 Credit for income taxes                               1,614            2,737

Net loss applicable to common stock                 $ (3,276)        $( 5,082)

Weighted average common stock shares outstanding      11,475           12,067

Primary and fully diluted loss per common share     $  (0.29)        $(  0.42)


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


















LONE STAR INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In Thousands)




                                              For the Three     For the Three
                                              Months Ended      Months Ended
                                              March 31, 1996    March 31, 1995
                                                (Unaudited)       (Unaudited)

Retained earnings, beginning of period             $   63,315      $   29,333

Net loss                                               (3,276)         (5,082)

Dividends                                                (574)           -

Retained earnings, end of period                   $   59,465      $   24,251




The accompanying Notes to Unaudited Consolidated Financial Statements are an intergral part of the Financial Statements.


 LONE STAR INDUSTRIES, INC
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                      March 31,   December 31,
                                                        1996          1995   _
                                                     (Unaudited)
Assets:
  Current assets:
    Cash, including cash equivalents of $34,320
     and $47,323                                     $   34,665    $   50,049
    Accounts and notes receivable, net                   25,156        31,403
    Inventories:
      Finished goods                                     31,024        27,392
      Work in process and raw materials                  13,795         6,812
      Supplies and fuel                                  21,480        21,272
                                                         66,299        55,476

    Other current assets                                  5,767         5,289
      Total current assets                              131,887       142,217

Joint ventures                                           20,182        21,152

Property, plant and equipment                           358,298       349,052
Less accumulated depreciation and depletion              43,397        37,655
                                                        314,901       311,397

    Other assets and deferred charges                     2,512         1,761
    Total assets other than liquidating subsidiary      469,482       476,527
    Net assets of liquidating subsidiary
      (See Note 6)                                        4,399         4,399
    Total assets                                     $  473,881    $  480,926


Liabilities and Shareholders' Equity:
  Current Liabilities:
    Accounts payable                                 $   14,913    $   11,183
    Accrued liabilities                                  44,320        47,320
    Other current liabilities                             2,219         2,064
      Total current liabilities                          61,452        60,567


Senior notes payable                                     78,000        78,000
Postretirement benefits other than pensions             131,450       131,226
Pensions                                                  5,291         6,847
Deferred income taxes                                     5,075         6,688
Other liabilities                                        33,297        33,459




Contingencies (See Notes 7 and 8)


Total liabilities other than liquidating subsidiary     314,565       316,787

Asset proceeds notes of liquidating subsidiary
 (See Note 6)                                             4,399         4,399
Total liabilities                                       318,964       321,186
Shareholders' Equity:
  Common stock                                           12,081        12,081
  Warrants to purchase common stock                      15,595        15,597
  Additional paid-in capital                             82,717        82,709
  Retained earnings                                      59,465        63,315
  Treasury stock                                        (14,941)      (13,962)
                                                        154,917       159,740
      Total liabilities and shareholders' equity     $  473,881    $  480,926


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





LONE STAR INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                              For the Three     For the Three
                                              Months Ended      Months Ended
                                              March 31, 1996    March 31, 1995
                                                (Unaudited)       (Unaudited)

Cash Flows from Operating Activities:

Net loss					                   $   (3,276)     $   (5,082)
Adjustments to arrive at net cash used by
 operating activities:
  Depreciation and depletion                            5,944           5,830
  Deferred income taxes                                (1,614)         (2,742)
  Changes in operating assets and liabilities:
    Accounts and notes receivable                       6,160           5,465
    Inventories and other current assets              (10,743)         (9,231)
    Accounts payable and accrued liabilities             (598)         (2,444)
  Equity income, net of dividends received                970            (673)
  Other, net                                           (1,238)         (1,313)
Net cash used by operating activities                  (4,395)        (10,190)

Cash Flows from Investing Activities:

Capital expenditures                                   (9,533)         (6,797)
Proceeds from sales of assets                            -                806
Other, net                                                 91            -
Net cash used by investing activities                  (9,442)         (5,991)

Cash Flows from Financing Activities:

Exercise of warrants                                        6            -
Purchase of treasury stock                               (979)           -
Dividends paid                                           (574)           -
Proceeds from exercise of options                        -              1,076
Reduction of production payment                          -             (1,500)
Net cash used by financing activities                  (1,547)           (424)

Net decrease in cash and cash equivalents             (15,384)        (16,605)

Cash and cash equivalents, beginning of period         50,049          55,398
Cash and cash equivalents, end of period           $   34,665      $   38,793


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and the cash flows for the three months ended March 31, 1996 and 1995.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1995. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.

Certain previously reported amounts have been reclassified in order to conform with current year presentation. In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), income tax benefits realized from preconfirmation deferred tax assets were used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then used to increase additional paid-in capital.


Note 2 - Common Stock

In February 1996 the Board of Directors declared a $0.05 dividend per common share, which was paid on March 15, 1996 to shareholders of record as of March 1, 1996.

As part of its stock repurchase program, in the first quarter of 1996 the Company purchased in open market transactions 32,300 shares of treasury stock at a total cost of $979,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three months ended March 31, 1996 and 1995 was $3,932,000 and $4,328,000, respectively. Income taxes paid during the three months ended March 31, 1996 and 1995, were $229,000, and $21,000, respectively.




Note 4 - Interest

Interest expense of $1,982,000 and $2,362,000 has been accrued for the three months ended March 31, 1996 and 1995, respectively. Interest capitalized during the three months ended March 31, 1996 and 1995, was $108,000 and $21,000, respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share", except when primary and fully diluted earnings per share is anti-dilutive. Primary earnings per share for the three months ended March 31, 1996 and 1995 were calculated based on adjusted weighted average shares outstanding of 11,475,043 and 12,067,108 and net loss of $3,276,000 and $5,082,000, respectively.


Note 6 - Rosebud Holdings, Inc. Liquidating Subsidiary

In connection with its emergence from bankruptcy proceedings on April 14, 1994, the Company transferred certain non-core assets and their related liabilities, certain other miscellaneous assets and a $5,000,000 cash investment to a liquidating subsidiary, Rosebud Holdings, Inc. and its subsidiaries (collectively "Rosebud") for liquidation, and Rosebud issued an aggregate $138,118,000 initial principal amount of asset proceeds notes. As of March 31, 1996, most of Rosebud's assets had been liquidated and its remaining net assets consist of cash and unimproved real estate, net of certain liabilities related to both sold and existing assets. An aggregate $4,399,000 of outstanding asset proceeds notes remains as of March 31, 1996.
 The Company is under no obligation to fund additional Rosebud working capital requirements.

Rosebud's assets are included in the Company's March 31, 1996 consolidated balance sheet at the face value of the notes of $4,399,000. This reflects the expectation at March 31, 1996 that the net realizable value of the assets will be, at a minimum, enough to repay the asset proceeds notes in their entirety. Cash generated by Rosebud, in excess of the face value of the remaining asset proceeds notes, accrued interest and Rosebud working capital requirements, if any, will be paid to Lone Star.

The January 1996 interest payment of $220,000 related to the asset proceeds notes was made in cash. Total principal and interest payments of $133,719,000 and $16,958,000, respectively, had been made as of March 31, 1996.

In January 1996, Rosebud sold surplus property in Washington State for cash proceeds of $1,358,000. In March 1996, Rosebud sold surplus property in Virginia for cash proceeds of $200,000.

Note 7 - Environmental Matters

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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxins from cement manufacturing facilities. Following the EPA's promulgations of MACT for the cement industry, the Company, like others in the industry, may be required to install additional control technology at its cement manufacturing facilities and meet more stringent air emissions standards. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards, which are subject to public comment and are not anticipated by the Company to be in full force and effect prior to the end of 1996, are extremely lengthy and complex and are being reviewed by the Company, but depending on their terms when they become effective could have the effect of limiting or eliminating the use of HWF at one or both facilities.

Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to the Resource Conservation and Recovery Act ("RCRA"). However, on January 31, 1995 the Environmental Protection Agency ("EPA") issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time what, if any, new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs), if any, would be incurred by the Company to comply with these requirements, the EPA has recently announced that the regulations will be promulgated through a rulemaking scheduled to be completed in mid-1997. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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

The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using hazardous waste fuels ("HWF") as a cost saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, in the past Lone Star has been involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past non-compliance, and there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF. As a result of a court decision vacating a BIF Rules air emission standard, the Company temporarily curtailed its use of HWF at the Greencastle plant. The Company completed compliance testing in August 1995, has recertified under interim status and has commenced burning HWF.

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

Past operations of the Company, certain of its subsidiaries, or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. Available factual information indicates that the Company's disposal of waste at these sites (other than sites that are remediated or as to which the Company has entered into settlement agreements with the EPA) was small or non-existent, and the Company may have certain defenses arising out of its reorganization. In certain instances the Company has availed itself of settlement offers it has found attractive. The Company recently received a letter from the EPA Region 4 reasserting a claim for approximately $830,000 of oversight costs associated with the Company's cleanup of the site of a former woodtreating operation in Dania, Florida. The Company plans to contest this claim.
The Company is also reviewing certain of its inactive properties to determine if any remedial action may be required at these sites.

Note 8 - Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In late 1995 an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation ("San- Vel"), an inactive Lone Star subsidiary, was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of the demolished building has notified the Company, among others, that it intends to hold responsible parties liable. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure, although engineering studies are being conducted with final results expected in mid-1996. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its former cement plants. There has been no indication that the cement was defective. The Company is conducting an investigation into these matters and believes that it has both insurance coverage and good defenses to any claim of liability that may be asserted against it relating to the demolished building.





































7






ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company believes that cash and marketable securities on hand of $34.7 million and funds from operations will be adequate to cover current working capital and capital expenditure needs.

Cash outflows from operating activities of $4.4 million for the first three months of 1996 primarily reflects the funding of operating requirements.

During the first three months of 1996, the Company used $9.4 million for investing activities primarily representing capital expenditures.

Net cash outflows from financing activities of $1.5 million reflects the purchase of treasury stock and the payment of a cash dividend.

Working capital on March 31, 1996 was $70.4 million, compared to $81.7 million at December 31, 1995. Current assets decreased $10.3 million principally due to lower marketable securities and accounts receivable reflecting the seasonal nature of the Company's business, partly offset by higher inventory and prepaid expenses. Current liabilities increased $0.9 million primarily due to higher accounts payable partly offset by lower accrued expenses and interest.

Investments in joint ventures decreased $1.0 million reflecting a $1.5 million cash dividend received partly offset by equity income from Kosmos Cement Company. Net property, plant and equipment increased $3.5 million reflecting capital expenditures partly offset by depreciation. The pension liability decreased by $1.6 million, primarily reflecting payments made during the three-month period ended March 31, 1996 in excess of expenses.

The carrying value on the Company's books of net assets of Rosebud and the related asset proceeds notes of $4.4 million remained unchanged from December 31, 1995, as no additional principal payments were made during the first quarter of 1996.

In February 1996, the Company's Board of Directors declared a $0.05 per share dividend paid on March 15, 1996 to shareholders of record as of March 1, 1996. This dividend represents the fourth consecutive quarterly cash dividend paid since the Company resumed dividend payments in June 1995.

As part of its stock purchase program, during the first quarter of 1996 the Company repurchased in open market transactions an additional 32,300 shares of treasury stock at a total cost of approximately $1.0 million.

The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Morever, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the three months ended March 31, 1996 did not have a material effect on the financial condition of the Company.


Results of Operations

Net Sales

Consolidated net sales of $53.0 million for the first three months of 1996 were $0.3 million above the comparable prior-year period. The increase in net sales reflects the cumulative impact of cement price increases implemented during the last three quarters of 1995 and higher average net realized ready-mixed concrete selling prices, partly offset by lower shipments of construction aggregates.

Cement operations recorded sales for the first three months of 1996 of $42.9 million, a $2.0 million increase over the comparable prior-year period. Cement shipments for the first three months were 4% below the comparable 1995 period due to prolonged winter weather conditions throughout the midwestern states during 1996. The decrease in shipments was more than offset by an 8% increase in 1996 average cement net realized selling prices. Cement price increases of $3 to $5 per ton have been announced effective April 1996.

Sales of construction aggregates for the first three months of 1996 were $3.1 million. This represents a $2.6 million decrease from the comparable prior-year period primarily due to the October 1995 sale of the Nova Scotia aggregates operation, combined with lower shipments by New York Trap Rock, resulting from harsh winter weather conditions in the Northeast this year. The decrease in shipments was partly offset by higher average selling prices.

Ready-mixed concrete and other operations recorded sales of $7.0 million for the current three-month period, which was $0.8 million higher than the comparable prior-year period. The improvement reflects a 10% increase in average selling prices for the first three months of 1996, particularly in the Memphis, Tennessee area due to product mix and increased activity resulting from favorable weather conditions. Overall, ready-mixed concrete shipments increased 3% in 1996 as compared to the prior-year period.

The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

Gross profits from the cement operations were $5.9 million for the three months ended March 31, 1996 as compared to a gross profit of $4.7 million for the comparable prior-year period. These results primarily reflect 8% higher overall average net realized selling prices in 1996, partly offset by higher per unit production costs associated with lower production volumes and a 4% decrease in overall cement shipments, the result of prolonged winter weather conditions in the Midwest.

Construction aggregates recorded a loss at the gross profit level of $4.0 million for the three months ended March 31, 1996 as compared to a loss at the gross profit level of $4.2 million for the comparable prior year period. These results primarily reflect lower shipments resulting from the October 1995 sale of the Nova Scotia operation and the severe winter weather conditions experienced in the Northeast, which resulted in substantially reduced production volume at one New York Trap Rock location and no production at the other location. The lower results were partly offset by higher average net realized selling prices.

Gross profits from the ready-mixed concrete and other construction products of $0.4 million for the three months ended March 31, 1996 were $0.5 million higher than the comparable prior-year period primarily due to 10% higher average selling prices and higher ready-mixed concrete and concrete block shipments.

Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Pre-tax income from joint ventures of $0.5 million represents the Company's share of earnings from the Kosmos Cement Company.

Other income of $1.6 million increased $0.4 million from the comparable prior-year period reflecting the receipt of a sales and use tax refund, including interest, related to a prior year.

The improvement in selling, general and administrative expense is primarily due to lower other postretirement benefit expense related to retired employees and lower corporate headquarters expenses.

The $0.5 million reduction in interest expense represents the savings resulting from paying the production payment liability in December 1995.

The income tax benefit of $1.6 million for the first three months of 1996 was $1.1 million lower than the comparable prior-year benefit due to lower pre-tax losses and a lower effective tax rate in 1996.

The Company recorded a net loss of $3.3 million or $0.29 loss per share for the three-month period ended March 31, 1996. This loss reflects the seasonal nature of the construction industry and the expenses incurred at the production facilities for annual winter maintenance programs. These results represent a 35% improvement over the comparable prior-year period net loss of $5.1 million, or $0.42 loss per share, primarily reflecting the impact of cement price increases implemented in the last three quarters of 1995 and higher ready-mixed concrete net realized selling prices. The improvement in the per share results was partly offset by the use of less common shares in the per share calculation resulting from the repurchase of the Company's common stock in late 1995 and during the first quarter of 1996.






























13




PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

		11.	Statement Re Computation of Per Share Earnings.

		12.	Statement Re Computation of Ratio of Earnings to
Fixed Charges.

		27.	Financial Data Schedule.

	(b)  Reports on Form 8-K

		Form 8-K, April 22, 1996 - Item 5 - Other Events.








                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: May 9, 1996				By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: May 9, 1996				By:    JAMES W. LANGHAM
							       James W. Langham
							    Vice President, General
							     Counsel and Secretary