Form 10-Q
period 1996-06-30
LONE STAR INDUSTRIES INC
filed 1996-08-02
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 1996:

       Common Stock, par value $1 per share - 11,396,467 shares













TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 1996 and 1995
   (Unaudited)...........................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30, 1996 and
   1995 (Unaudited)......................................4

Consolidated Balance Sheets - June 30, 1996
   (Unaudited) and December 31, 1995.....................5

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1996 and 1995
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II.	OTHER INFORMATION.......................................18

SIGNATURES.........................................................20









PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                                For the Three Months      For the Six Months
                                   Ended June 30,            Ended June 30,
Consolidated Income              1996          1995         1996          1995
Revenues:

 Net sales                      $102,307    $ 87,553      $155,294      $140,264
 Joint venture income              1,947       1,551         2,477         2,224
 Other income, net                   660         643         2,223         1,810
                                 104,914      89,747       159,994       144,298

Deductions from revenues:
 Cost of sales                    64,637      55,208       109,578       101,783
 Selling, general and
  administrative expenses          7,049       7,629        14,260        15,253
 Depreciation and depletion        5,790       5,907        11,734        11,737
 Interest expense                  1,672       2,336         3,546         4,677
                                  79,148      71,080       139,118       133,450

Income before income
 taxes                            25,766      18,667        20,876        10,848
 Provision for income taxes       (8,503)     (6,534)       (6,889)      (3,797)

Net income applicable
 to common stock                $ 17,263    $ 12,133      $ 13,987      $  7,051

Weighted average common
 shares outstanding               11,427      12,071        11,451        12,069

Primary income per common
 share                             $1.26       $0.89         $1.05         $0.58

Fully diluted income
  per common share                 $1.26       $0.89         $1.03         $0.57


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)




                                For the Three Months       For the Six Months
                                   Ended June 30,             Ended June 30,
                                 1996          1995         1996          1995

Retained earnings, beginning
 of period                     $  59,465   $  24,251    $   63,315     $  29,333

Net income                        17,263      12,133        13,987         7,051
Dividends                           (571)       (604)       (1,145)        (604)
                                                                       _________
Retained earnings, end of
 period                        $  76,157    $ 35,780    $   76,157     $  35,780


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





















LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                      June 30,     December 31,
                                                        1996           1995
                                                    (Unaudited)
Assets:
  Current assets:
    Cash, including cash equivalents of $32,056
     and $47,323                                     $ 35,171        $ 50,049
    Accounts and notes receivable, net                 44,511          31,403
    Inventories:
       Finished goods                                  29,266          27,392
       Work in process and raw materials                9,100           6,812
       Supplies and fuel                               21,785          21,272
                                                       60,151          55,476

    Deferred tax asset                                 10,000            -
    Other current assets                                4,985           5,289
       Total current assets                           154,818         142,217

  Joint ventures                                       22,129          21,152

  Property, plant and equipment                       369,013         349,052
  Less accumulated depreciation and depletion          49,074          37,655
                                                      319,939         311,397

  Deferred tax asset                                   40,000            -
  Other assets and deferred charges                     5,477           1,761
       Total assets other than liquidating
        subsidiary                                    542,363         476,527

  Assets of liquidating subsidiary (See Note 7)          -              4,399
       Total assets                                  $542,363        $480,926

Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 10,823        $ 11,183
    Accrued liabilities                                47,004          47,320
    Other current liabilities                           2,218           2,064
       Total current liabilities                       60,045          60,567

Senior notes payable                                   78,000          78,000
Postretirement benefits other than pensions           131,686         131,226
Pensions                                                3,736           6,847
Deferred income taxes                                   6,689           6,688
Other liabilities                                      34,242          33,459
Contingencies (Notes 8 and 9)                        ________        ________
       Total liabilities other than liquidating
        subsidiary                                    314,398         316,787

  Asset proceeds notes of liquidating subsidiary
   (See Note 7)                                          -              4,399
                                                     ________        ________
       Total liabilities                              314,398         321,186

Shareholders' Equity:
  Common stock                                         12,084          12,081
  Warrants to purchase common stock                    15,583          15,597
  Additional paid-in capital                          139,675          82,709
  Retained earnings                                    76,157          63,315
  Treasury stock                                      (15,534)        (13,962)
       Total shareholders' equity                     227,965         159,740
       Total liabilities and shareholders'
        equity                                       $542,363        $480,926


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                               For the Six Months
                                                 Ended June 30,
                                             1996          1995

Cash Flows from Operating Activities:

Net income                                 $  13,987     $   7,051
Adjustments to arrive at net cash
 provided(used) by operating activities:
    Depreciation and depletion                11,734        11,737
    Tax benefit realized from utilization
      of predecessor company deferred tax
      assets                                   6,889         3,797
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (13,237)       (8,495)
        Inventories and other current
          assets                              (3,714)      (13,228)
        Accounts payable and
          accrued liabilities                 (3,060)       (4,007)
    Equity income, net of dividends
      received                                  (977)       (2,224)
    Other, net                                (3,586)         (979)
Net cash provided (used) by operating
  activities                                   8,036        (6,348)


Cash Flows from Investing Activities:

Capital expenditures                         (20,411)      (19,655)
Proceeds from sales of assets                     66         1,352
Other, net                                        82          -
Net cash used by investing
  activities                                 (20,263)      (18,303)

Cash Flows from Financing Activities:

Exercise of warrants                              66             9
Purchase of treasury stock                    (1,572)         -
Dividends paid                                (1,145)         (604)
Proceeds from exercise of options               -            1,076
Reduction of production payment                 -           (1,500)
Net cash used by financing activities         (2,651)       (1,019)

Net decrease in cash and cash
  equivalents                                (14,878)      (25,670)

Cash and cash equivalents, beginning of
  period                                      50,049        55,398
Cash and cash equivalents, end of period   $  35,171     $  29,728



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

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

In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), income tax benefits realized from preconfirmation deferred tax assets were used first to eliminate the reorganization value in excess of amounts allocable to identifiable assets and then used to increase additional paid-in capital (See note 6.)


Note 2 - Common Stock

In February and May 1996 the Board of Directors declared $0.05 dividends per common share, which were paid on March 15, 1996 and June 15, 1996 to shareholders of record as of March 1, 1996 and June 1, 1996.

As part of its stock repurchase program, in the first six months of 1996 the Company purchased in open market transactions 52,000 shares of treasury stock at a total cost of $1,572,000. In July 1996, the Company purchased an additional 51,400 shares of treasury stock at a cost of $1,589,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the six months ended June 30, 1996 and 1995 was $3,966,000 and $4,741,000, respectively. Income taxes paid during the six months ended June 30, 1996 and 1995, were $35,000 and $34,000, respectively.


Note 4 - Interest

Interest expense of $1,984,000, $3,966,000, $2,376,000 and $4,738,000 has
been accrued for the three and six months ended June 30, 1996 and 1995, respectively. Interest capitalized during the three and six months ended June 30, 1996 and 1995, was $312,000, $420,000, $40,000 and $61,000, respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share", except when primary and fully diluted earnings per share are anti-dilutive. Primary earnings per share for the three months ended June 30, 1996 and 1995 were calculated based on adjusted weighted average shares outstanding of 13,773,019 and 14,298,174 and net income of $17,399,000 and $12,691,000, respectively. Primary earnings per share for the six months ended June 30, 1996 and 1995 were calculated based on adjusted weighted average shares outstanding of 13,798,153 and 14,296,318 and net income of $14,511,000 and $8,224,000, respectively.


Note 6 - Deferred Tax Asset

As of December 31, 1995, the Company had various deferred tax assets, net of deferred tax liabilities, of approximately $98,000,000. These tax assets were made up primarily of the expected future tax benefit of net operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon the Company's emergence from bankruptcy when fresh-start reporting was adopted.

During the first six months of 1996, $6,889,000 of pre-bankruptcy tax benefits were utilized allowing for a reduction in the valuation allowance previously applied against these assets. This reduction has been recorded as an increase to paid-in capital in accordance with the provisions of AICPA SOP No. 90-7.

In the second quarter of 1996, the Company further reduced the valuation allowance related to the remaining net tax assets by $50,000,000. The reduction reflects the Company's expectation that it is more likely than not that it will generate at least enough future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction is recorded as an addition to paid-in capital in accordance with SOP 90-7.


Note 7 - Rosebud Holdings, Inc. Liquidating Subsidiary

In connection with its emergence from bankruptcy proceedings on April 14, 1994, the Company transferred certain non-core assets and their related liabilities, certain other miscellaneous assets and a $5,000,000 cash investment to a liquidating subsidiary, Rosebud Holdings, Inc. and its subsidiaries (collectively "Rosebud") for liquidation, and Rosebud issued an aggregate $138,118,000 initial principal amount of asset proceeds notes. As of June 30, 1996, most of Rosebud's assets had been liquidated and its remaining net assets consist of cash and unimproved real estate, net of certain liabilities related to both sold and existing assets. On June 20, 1996, the asset proceeds notes were paid in full. The Company is under no obligation to fund additional Rosebud working capital requirements.

Rosebud's assets, which are net of its remaining liabilities, are included in the Company's June 30, 1996 consolidated balance sheet at zero value. Cash generated by Rosebud, in excess of its working capital requirements, if any, will be paid to Lone Star.

The January 1996 interest payment of $220,000 related to the asset proceeds notes was made in cash. A final principal and interest distribution of $4,399,000 and $171,000, respectively, was made in June 1996. Total principal and interest payments of $138,118,000 and $17,129,000, respectively, had been made as of June 30, 1996.

In January 1996, Rosebud sold surplus property in Washington State for cash proceeds of $1,358,000. In March 1996, Rosebud sold surplus property in Virginia for cash proceeds of $200,000. In May 1996, Rosebud sold surplus property in Texas for cash proceeds of $2,150,000.


Note 8 - Environmental Matters

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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxins from cement manufacturing facilities. Following the EPA's promulgations of MACT for the cement industry, the Company, like others in the industry, may be required to install additional control technology at its cement manufacturing facilities and meet more stringent air emissions standards. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards, which are subject to public comment and are not anticipated by the Company to be in full force and effect prior to late 1997 or early 1998, are extremely lengthy and complex, and depending on their terms when they become effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities.

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

The Texas Natural Resource Conservation Committee ("TNRCC") has issued a notice of violations in respect of certain air permitting application matters at the Company's Maryneal, Texas plant. The TNRCC has also investigated certain solid waste and water matters, and has had several conferences and correspondence with the Company concerning all of these matters. The TNRCC has advised the Company that it will propose formal enforcement action in respect of the Company's air permits, which could include a penalty and injunctive relief, and will require certain additional safeguards in respect of solid waste disposal. The Company does not expect that these matters will have a material adverse affect on its Maryneal, Texas operations.

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


Note 9 - Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In late 1995 an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation ("San- Vel"), an inactive Lone Star subsidiary, was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of the demolished building has notified the Company, among others, that it intends to hold responsible parties liable. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure, although engineering studies are being conducted with final results expected soon. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its former cement plants. There has been no indication that the cement was defective. The Company is conducting an investigation into these matters and believes that it has both insurance coverage and good defenses to any claim of liability that may be asserted against it relating to the demolished building.







































ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company believes that cash and marketable securities on hand of $35.2 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

Cash generated by operating activities of $8.0 million for the first six months of 1996 primarily reflects income from operations and changes in working capital.

During the first six months of 1996, the Company used $20.3 million for investing activities primarily representing capital expenditures.

Net cash outflows from financing activities of $2.7 million reflects the purchase of treasury stock and the payment of cash dividends.

Working capital on June 30, 1996 was $94.8 million, compared to $81.7 million at December 31, 1995. Current assets increased $12.6 million principally due to the reduction of a valuation allowance resulting in a $50.0 million deferred tax asset of which $10.0 million is classified as current. The increase in current assets also reflects higher accounts receivable and inventories due to the seasonal nature of the Company's business, partly offset by lower marketable securities. Current liabilities decreased $0.5 million primarily due to lower accounts payable and accrued expenses.

Investments in joint ventures increased $1.0 million reflecting $2.5 million equity income from Kosmos Cement Company, partly offset by a $1.5 million cash dividend. Net property, plant and equipment increased $8.5 million reflecting capital expenditures partly offset by depreciation. The pension liability decreased by $3.1 million, primarily reflecting payments made during the six-month period ended June 30, 1996 in excess of expenses.

In June 1996, Rosebud Holdings, Inc. declared a principal redemption of the remaining $4.4 million of assets proceeds notes. With this payment the asset proceeds notes were paid one year ahead of their maturity date.

In May 1996, the Company's Board of Directors declared a $0.05 per share dividend paid on June 15, 1996 to shareholders of record as of June 1, 1996. This dividend represents the fifth consecutive quarterly cash dividend paid since the Company resumed dividend payments in June 1995.

As part of its stock purchase program, during the first six months of 1996 the Company repurchased in open market transactions an additional 52,000 shares of treasury stock at a total cost of approximately $1.6 million.

Upon emergence from bankruptcy, the Company had various deferred tax assets arising from operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes, but provided a full valuation allowance against these assets. Based on the current expectation that the Company is more likely than not to generate enough future taxable income to utilize a portion of these deferred tax assets, the Company reduced this valuation allowance by $50.0 million in the second quarter of 1996. The benefit from this reduction is shown as an addition to paid-in capital in accordance with the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

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

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the six months ended June 30, 1996 did not have a material effect on the financial condition of the Company.


Results of Operations

Net Sales

Consolidated net sales of $102.3 million for the second quarter of 1996 and $155.3 million for the first six months were $14.8 million and $15.0 million, respectively, above the comparable prior-year periods. The increase in net sales reflects the impact of cement price increases implemented in April 1996 and during the last six months of 1995 combined with higher cement shipments. Also contributing to the favorable sales were higher ready-mixed concrete average selling prices and shipments partly offset by lower shipments of construction aggregates.

Cement operations recorded sales for the second quarter and first six months of 1996 of $75.4 million and $118.4 million, respectively. Cement sales for the current three and six-month periods were $13.5 million and $15.5 million, respectively, higher than the comparable prior-year periods. Cement shipments for the second quarter and for first six months of 1996 were 17% and 9%, respectively, above the comparable prior-year periods due to strong demand particularly in the southwestern states. Cement average net realized selling prices for the three and six-month periods ended June 30, 1996 were 4% and 6%, respectively, above the comparable prior-year periods.

Sales of construction aggregates for the second quarter and first six months of 1996 were $13.5 million and $16.6 million, respectively. Construction aggregates sales for the current three and six-month periods were $2.0 million and $4.6 million below the comparable prior-year periods. This decrease is primarily due to the sale of the Nova Scotia, Canada quarry in the fourth quarter of 1995. New York Trap Rock recorded an increase in sales of $1.4 million and $0.6 million, respectively, for the current three and six-month periods primarily due to higher average selling prices for both periods, and higher shipments in the second quarter.

Ready-mixed concrete and other operations recorded sales of $13.4 million and $20.3 million for the current three and six-month periods, which were $3.3 million and $4.1 million, respectively, above the comparable prior-year periods. The improvement is primarily due to increased shipments and higher average selling prices at all locations, with particularly strong demand at the Memphis, Tennessee operations.

The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

Gross profit from the cement operations was $24.8 million and $30.7 million for the three and six months ended June 30, 1996 as compared to a gross profit of $21.6 million and $26.3 million, respectively, for the comparable prior-year periods. These results primarily reflect a 17% increase in shipments with a 4% increase in average net realized selling prices for the second quarter, and a 9% increase in overall shipments and a 6% increase in overall average net realized selling prices for the first six months of 1996.

Construction aggregates recorded gross profit of $4.2 million and $0.1 million for the current three and six-month periods as compared to a gross profit of $3.3 million for the 1995 second quarter and a loss at the gross profit level of $0.9 million for the first six months of 1995. This improvement reflects favorable results from New York Trap Rock operations and the elimination in 1996 of lease costs associated with the Company's purchase of the fleet of barges used by New York Trap Rock in late June 1995, partly offset by the effects of the sale of the Nova Scotia quarry in the fourth quarter of 1995.

Gross profit from the ready-mixed concrete and other construction products of $3.0 million and $3.4 million, respectively, for the three and six months ended June 30, 1996 was $1.4 million and $1.8 million, respectively, higher than the comparable prior-year periods, primarily due to higher shipments and higher average net realized selling prices at all locations, with particularly strong results from the Memphis, Tennessee operations.

Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation of office equipment, furniture and fixtures which are not related to the cost of sales).

Pre-tax income from joint ventures of $1.9 million and $2.5 million, respectively, for the three and six-month periods of 1996 were $0.4 million and $0.3 million, respectively, higher than the comparable prior-year periods. This represents the Company's share of earnings from the Kosmos Cement Company, resulting primarily from higher cement shipments and higher average net realized selling prices.

Other income of $0.7 million and $2.2 million for the current three and six-month periods approximated the second quarter 1995 and was $0.4 million higher than the prior-year six-month period. The 1996 year-to-date increase resulted from the receipt of a sales and use tax refund, including interest, related to a prior-year.

Selling, general and administrative expenses decreased $0.6 million and $1.0 million, respectively, for the 1996 three and six-month periods primarily due to lower pension and other postretirement benefit expenses and lower corporate headquarters expenses.

Interest expense decreased $0.7 million and $1.1 million for the three and six-months ended June 30, 1996 from the comparable prior-year periods. The decrease in primarily attributable to paying the production payment liability in December 1995.

The income tax expense of $8.5 million and $6.9 million, for the second quarter and first six months of 1996 increased $2.0 million and $3.1 million, respectively, from the comparable 1995 periods, primarily due to higher pre-tax income, partly offset by a lower effective tax rate for 1996.

Net income of $17.3 million, or $1.26 per share, for the second quarter of 1996 was $5.1 million, or $0.37 per share better than the comparable prior-year period. This represents a 42% improvement in earnings per share over the 1995 second quarter. The improvement was primarily due to the realization of cement price increases over the last six months of 1995 and in April 1996, and higher cement shipments. The second quarter improvement was also due to favorable results from the ready-mixed concrete operations on higher average selling prices and increased shipments and improved earnings from construction aggregates operations and the Kosmos Cement Company joint venture in addition to lower selling, general and administrative expenses and decreased interest expense. The favorable second quarter 1996 results were partly offset by higher cost sales associated with increased shipments and higher income taxes primarily due to higher pre-tax earnings.

Net income of $14.0 million, or $1.05 per share for the first six months of 1996 was $6.9 million, or $0.47 per share favorable to the comparable prior-year period. The increase was due primarily to the impact of cement price increases in April 1996 and the last six months of 1995, combined with higher cement shipments. Also contributing to the increase were favorable results from the ready-mixed concrete operations attributable to higher average selling prices and higher shipments. Improved results were also recognized from the construction aggregates operations, and the Kosmos Cement Company joint venture in addition to higher other income, decreased selling, general and administrative expenses and lower interest expense. The improvement in net income was partly offset by increased cost of sales associated with increased shipments and higher income tax expense in 1996 on higher pre-tax earnings.






















PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Company was
held on May 16, 1996.

	(b)	The names of each director elected at the Annual Meeting
are: Theodore F. Brophy, Robert G. Schwartz and Jack R.
Wentworth. Each was elected for a three year term. The names of each other director whose term of office as a director continued after the Annual Meeting are: James E.
Bacon, Arthur B. Newman, Allen E. Puckett, William M.
Troutman and David W. Wallace.

	(c)	The following were the matters voted upon at the Annual
Meeting and the number of votes cost for, against or abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

		1.	For the election of the persons named
			below as directors of the Company:

		Theodore F. Brophy		For:				10,303,513
							Withheld:			   269,676

		Robert G. Schwartz		For:				10,306,707
							Withheld:			   266,482

		Jack R. Wentworth		For:				10,264,441
							Withheld:			   308,748

		2.	Upon the approval of the Lone Star
			Industries, Inc. 1996 Long Term
			Incentive Plan:

							For:				 8,293,793
							Against:			 1,282,432
						 	Abstain and
							Broker Non-Votes:	    23,708



		3.	Upon the approval of the Voluntary
			Deferred Compensation Plan for Non-
			Employee Directors

							For:				 9,013,493
							Against: 			   467,079
							Abstain and
							Broker Non-Votes:	   119,361

		4.	Upon the ratification of the
			appointment of Coopers & Lybrand
			L.L.P as auditors of the Company
			for the year 1996

							For:			     10,515,090
							Against:		          6,790
							Abstain and
							Broker Non-Votes:       51,309


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

		11.	Statement Re Computation of Per Share Earnings.

		12.	Statement Re Computation of Ratio of Earnings to
			Fixed Charges.

		27.	Financial Data Schedule.

	(b)	Reports on Form 8-K

		Form 8-K, May 14, 1996 - Item 5 - Other Events.

		Form 8-K, July 25, 1996 - Item 5 - Other Events.






                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: August 2, 1996			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: August 2, 1996			By:    JAMES W. LANGHAM
							       James W. Langham
							    Vice President, General
							     Counsel and Secretary