Form 10-Q
period 1996-09-30
LONE STAR INDUSTRIES INC
filed 1996-11-07
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of November 4, 1996:

       Common Stock, par value $1 per share - 10,637,158 shares













TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Nine Months Ended September 30, 1996 and
   1995 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Nine Months Ended September 30, 1996
   and 1995 (Unaudited)..................................4

Consolidated Balance Sheets - September 30, 1996
   (Unaudited) and December 31, 1995.....................5

Consolidated Statements of Cash Flows - For the
   Nine Months Ended September 30, 1996 and 1995
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........14

PART II.	OTHER INFORMATION.......................................19

SIGNATURES.........................................................20





2




PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                                For the Three Months      For the Nine Months
                                 Ended September 30,       Ended September 30,
			                1996          1995         1996          1995
Revenues:

 Net sales                      $118,349    $100,611      $273,643      $240,875
 Joint venture income              2,967       2,734         5,444         4,958
 Other income, net                   701       1,399         2,924         3,209
                                 122,017     104,744       282,011       249,042

Deductions from revenues:
 Cost of sales                    69,388      63,022       178,966       164,805
 Selling, general and
  administrative expenses          6,606       6,521        20,866        21,774
 Depreciation and depletion        6,088       6,258        17,822        17,995
 Interest expense                  1,664       2,220         5,210         6,897
                                  83,746      78,021       222,864       211,471

Income before income
 taxes                            38,271      26,723        59,147        37,571
 Provision for income taxes      (12,925)     (8,601)      (19,814)     (12,398)

Net income applicable
 to common stock                $ 25,346    $ 18,122      $ 39,333      $ 25,173

Weighted average common
 shares outstanding               11,369      12,068        11,424        12,068

Primary income per common
 share                             $1.86       $1.30         $2.91         $1.88

Fully diluted income
  per common share                 $1.86       $1.30         $2.90         $1.86


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)




                                For the Three Months       For the Nine Months
                                 Ended September 30,        Ended September 30,
                                 1996          1995         1996          1995

Retained earnings, beginning
 of period                     $  76,157   $  35,780    $   63,315     $  29,333

Net income                        25,346      18,122        39,333        25,173
Dividends                           (568)       (603)       (1,713)      (1,207)

Retained earnings, end of
 period                        $ 100,935    $ 53,299    $  100,935     $  53,299


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





















LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                    September 30, December 31,
                                                        1996           1995
                                                    (Unaudited)
Assets:
  Current assets:
    Cash, including cash equivalents of $54,624
     and $47,323                                     $ 58,308        $ 50,049
    Accounts and notes receivable, net                 48,191          31,403
    Inventories:
       Finished goods                                  21,718          27,392
       Work in process and raw materials                7,292           6,812
       Supplies and fuel                               22,361          21,272
                                                       51,371          55,476

    Deferred tax asset                                 10,000            -
    Other current assets                                4,067           5,289
       Total current assets                           171,937         142,217

  Joint ventures                                       20,721          21,152

  Property, plant and equipment                       376,171         349,052
  Less accumulated depreciation and depletion          54,984          37,655
                                                      321,187         311,397

  Deferred tax asset                                   27,405            -
  Other assets and deferred charges                     8,256           1,761
       Total assets other than liquidating
        subsidiary                                    549,506         476,527

  Assets of liquidating subsidiary (See Note 8)          -              4,399
       Total assets                                  $549,506        $480,926

Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 10,815        $ 11,183
    Accrued liabilities                                40,815          47,320
    Other current liabilities                           1,970           2,064
       Total current liabilities                       53,600          60,567

  Senior notes payable                                 78,000          78,000
  Postretirement benefits other than pensions         131,212         131,226
  Pensions                                               -              6,770
  Deferred income taxes                                 6,688           6,688
  Other liabilities                                    32,383          33,536
  Contingencies (Notes 9 and 10)
       Total liabilities other than liquidating
        subsidiary                                    301,883         316,787

  Asset proceeds notes of liquidating subsidiary
   (See Note 8)                                          -              4,399

       Total liabilities                              301,883         321,186

Shareholders' Equity:
  Common stock                                         12,085          12,081
  Warrants to purchase common stock                    15,579          15,597
  Additional paid-in capital                          139,334          82,709
  Retained earnings                                   100,935          63,315
  Treasury stock, at cost                             (20,310)        (13,962)
       Total shareholders' equity                     247,623         159,740
       Total liabilities and shareholders'
        equity                                       $549,506        $480,926


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                            For the Nine Months
                                             Ended September 30,
                                             1996          1995

Cash Flows from Operating Activities:

Net income                                 $  39,333     $  25,173
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                17,822        17,996
    Tax benefit realized from utilization
      of predecessor company deferred tax
      assets                                  19,814        12,398
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (16,986)      (13,484)
        Inventories and other current
          assets                               5,984       (11,165)
        Accounts payable and
          accrued liabilities                 (6,761)       (5,887)
    Equity income, net of dividends
      received                                   556        (3,708)
    Pension funding in excess of expense     (13,345)       (3,668)
    Other, net                                   169         2,088
Net cash provided by operating
  activities                                  46,586        19,743


Cash Flows from Investing Activities:

Capital expenditures                         (29,765)      (26,563)
Proceeds from sales of assets                     81         1,516
Other, net                                        32           -
Net cash used by investing
  activities                                 (29,652)      (25,047)

Cash Flows from Financing Activities:

Exercise of warrants                              86            55
Purchase of treasury stock                    (8,191)          (84)
Dividends paid                                (1,713)       (1,207)
Proceeds from exercise of options              1,143         1,076
Reduction of production payment                 -           (3,000)
Net cash used by financing activities         (8,675)       (3,160)

Net increase (decrease) in cash and
  cash equivalents                             8,259        (8,464)

Cash and cash equivalents, beginning of
  period                                      50,049        55,398
Cash and cash equivalents, end of period   $  58,308     $  46,934



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.

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

In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), income tax benefits realized from preconfirmation deferred tax assets were used first to eliminate the reorganization value in excess of amounts allocable to identifiable assets and then used to increase additional paid-in capital (See Note 6).


Note 2 - Common Stock

In February, May and August 1996 the Board of Directors declared $0.05 dividends per common share, which were paid on March 15, 1996, June 15, 1996 and September 16, 1996 to shareholders of record as of March 1, 1996, June 1, 1996 and September 1, 1996.

As part of its stock repurchase program, in the first nine months of 1996 the Company purchased in open market transactions 263,600 shares of treasury stock at a total cost of $8,175,000. In October 1996, the Company purchased an additional 8,800 shares of treasury stock in open market transactions at a cost of $282,000 and 700,000 shares of its common stock in private transactions for $25,200,000.

In October 1996, the Company's credit agreement was amended to increase the allowed stock repurchases by an additional $20,000,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 1996 and 1995 was $7,899,000 and $9,042,000, respectively.
Income taxes paid during the nine months ended September 30, 1996 and 1995, were $293,000 and $114,000, respectively.


Note 4 - Interest

Interest expense of $1,982,000, $5,948,000, $2,317,000 and $7,055,000 has
been accrued for the three and nine months ended September 30, 1996 and 1995, respectively. Interest capitalized during the three and nine months ended September 30, 1996 and 1995, was $318,000, $738,000, $97,000 and $158,000,
respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share", except when primary and fully diluted earnings per share are anti-dilutive. Primary earnings per share for the three months ended September 30, 1996 and 1995 were calculated based on adjusted weighted average shares outstanding of 13,708,843 and 14,295,932 and net income of $25,566,000 and $18,618,000, respectively. Primary earnings per share for the nine months ended September 30, 1996 and 1995 were calculated based on adjusted weighted average shares outstanding of 13,787,591 and 14,296,526 and net income of $40,102,000 and $26,872,000, respectively.


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

During the third quarter of 1996, an additional $12,925,000 of pre-bankruptcy tax benefits were utilized, and were recorded as a reduction of the deferred tax asset.


Note 7 - Pension Plans

In September 1996, the Company contributed $10,354,000 to its pension plans. As a result, the Pension Benefit Guaranty Corporation has released its mortgage on the Company's Oglesby, Illinois cement plant and its security interest in the Kosmos Cement Company partnership.


Note 8 - Rosebud Holdings, Inc. Liquidating Subsidiary

In connection with its emergence from bankruptcy proceedings on April 14, 1994, the Company transferred certain non-core assets and their related liabilities, certain other miscellaneous assets and a $5,000,000 cash investment to a liquidating subsidiary, Rosebud Holdings, Inc. and its subsidiaries (collectively "Rosebud") for liquidation, and Rosebud issued an aggregate $138,118,000 initial principal amount of asset proceeds notes. As of September 30, 1996, most of Rosebud's assets had been liquidated and its remaining net assets consist of cash and unimproved real estate, net of certain liabilities related to both sold and existing assets. On June 20, 1996, the asset proceeds notes were paid in full. The Company is under no obligation to fund additional Rosebud working capital requirements.

Rosebud's assets, which are net of its remaining liabilities, are included in the Company's September 30, 1996 consolidated balance sheet at zero value. Cash generated by Rosebud, in excess of its working capital requirements, if any, will be paid to Lone Star.

The January 1996 interest payment of $220,000 related to the asset proceeds notes was made in cash. A final principal and interest distribution of $4,399,000 and $171,000, respectively, was made in June 1996. Total principal and interest payments of $138,118,000 and $17,129,000, respectively, had been made as of September 30, 1996.

In January 1996, Rosebud sold surplus property in Washington State for cash proceeds of $1,358,000. In March 1996, Rosebud sold surplus property in Virginia for cash proceeds of $200,000. In May 1996, Rosebud sold surplus property in Texas for cash proceeds of $2,150,000. In August 1996, Rosebud sold surplus property in Washington State for cash proceeds of $3,827,000.





Note 9 - Environmental Matters

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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxins from cement manufacturing facilities. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards are subject to public comment and are not anticipated by the Company to be effective prior to early 1998 and, thereafter, will be implemented over a three-year period. They are extremely lengthy and complex, and depending on their terms when they become effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in the first quarter of 1997.

Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to the Resource Conservation and Recovery Act ("RCRA"). However, on January 31, 1995 the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time what, if any, new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs), if any, would be incurred by the Company to comply with these requirements, the EPA has recently announced that the regulations will be promulgated through a rulemaking scheduled to be completed in mid-1997, and that, thereafter, these rules would be implemented over a four-year period. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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

The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process in 1997. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

Past operations of the Company, certain of its subsidiaries, or its predecessors have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. Available factual information indicates that the Company's disposal of waste at these sites (other than sites that are remediated or as to which the Company has entered into settlement agreements with the EPA) was small or non-existent, and the Company may have certain defenses arising out of its reorganization. In certain instances the Company has availed itself of settlement offers it has found attractive. The Company has received a letter from EPA Region 4 reasserting a claim for approximately $830,000 of oversight costs and accrued interest associated with the Company's cleanup of the site of a former woodtreating operation in Dania, Florida. The Company plans to contest this claim. The Company is also reviewing certain of its inactive properties to determine if any remedial action may be required at these sites.


Note 10 - Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two products liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and plans to contest the lawsuits vigorously. In late 1995 an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation ("San-Vel"), an inactive Lone Star subsidiary, was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of the demolished building has notified the Company, among others, that it intends to hold responsible parties liable. At the request of the City of Boston, San-Vel has provided a list of the approximately twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure, although engineering studies are being conducted with final results expected soon. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its formerly owned cement plants. There has been no indication that the cement was defective. The Company believes that it has good defenses to any claim of liability that may be asserted against it relating to the demolished building. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees," resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. All of these matters are being defended by the Company's insurers.




















ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company believes that cash and marketable securities on hand of $58.3 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

Cash generated by operating activities of $46.6 million for the first nine months of 1996 primarily reflects income from operations and changes in working capital.

During the first nine months of 1996, the Company used $29.7 million for investing activities primarily representing capital expenditures.

Net cash outflows from financing activities of $8.7 million reflects the purchase of treasury stock and the payment of cash dividends, partly offset by proceeds from the exercise of stock options.

Working capital on September 30, 1996 was $118.3 million, compared to $81.7 million at December 31, 1995. Current assets increased $29.7 million principally due to higher accounts receivable and a higher marketable securities balance reflecting the seasonal nature of the Company's business, partly offset by lower inventory and lower prepaid expenses. Also contributing to the increase in working capital was the June 1996 reduction of a valuation allowance resulting in a $50.0 million deferred tax asset of which $10.0 million is classified as current. During the third quarter of 1996 the deferred tax asset decreased by $12.9 million reflecting the current period utilization. Current liabilities decreased $7.0 million primarily due to pension contributions and interest payments made during the nine-month period.

Investments in joint ventures decreased $0.4 million reflecting cash dividends received of $6.0 million partly offset by equity income from Kosmos Cement Company. Net property, plant and equipment increased $9.8 million reflecting capital expenditures partly offset by depreciation. The non-current pension liability decreased by $6.8 million, primarily reflecting payments made during the nine-month period ended September 30, 1996 in excess of expenses.

In June 1996, Rosebud Holdings, Inc. declared a principal redemption of the remaining $4.4 million of asset proceeds notes. With this payment the asset proceeds notes were paid in full one year ahead of their maturity date.

In August 1996, the Company's Board of Directors declared a $0.05 per share dividend paid on September 16, 1996 to shareholders of record as of September 1, 1996. Previously in 1996, two additional dividends of $0.05 per share were paid to shareholders.

As part of its stock purchase program, during the first nine months of 1996 the Company repurchased in open market transactions an additional 263,600 shares of treasury stock at a total cost of $8.2 million. In October 1996 the Company purchased 708,800 shares of its common stock for $25.5 million.

The Company contributed an additional $10.4 million to the hourly and salaried pension plans in the third quarter of 1996. The pension plans are now considered to be fully funded and as a result the Pension Benefit Guaranty Corporation agreed to release its liens on the Oglesby, Illinois cement plant and the Company's interest in the Kosmos Cement Company.

Upon emergence from bankruptcy, the Company had various deferred tax assets arising from operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes, but provided a full valuation allowance against these assets. Based on the current expectation that the Company is more likely than not to generate enough future taxable income to utilize a portion of these deferred tax assets, the Company reduced this valuation allowance by $50.0 million in the second quarter of 1996. The benefit from this reduction is shown as an addition to paid-in capital in accordance with the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". During the third quarter of 1996 the deferred tax asset decreased by $12.9 million reflecting the current period utilization.

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

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to the known environmental liabilities resolved in connection with the bankruptcy proceedings and other known unresolved environmental liabilities. Expenditures for environmental liabilities during the nine months ended September 30, 1996 did not have a material effect on the financial condition of the Company.


Results of Operations

Net Sales

Consolidated net sales of $118.3 million for the third quarter of 1996 and $273.6 million for the first nine months were $17.7 million and $32.8 million, respectively, above the comparable prior-year periods. The increase in net sales reflects the impact of cement price increases implemented in April 1996 and during the last nine months of 1995 combined with higher cement shipments. Also contributing to the favorable sales were higher ready-mixed concrete average selling prices and shipments partly offset by lower shipments of construction aggregates.

Cement operations recorded sales for the third quarter and first nine months of 1996 of $87.7 million and $206.1 million, respectively. Cement sales for the current three and nine-month periods were $16.2 million and $31.7 million, respectively, higher than the comparable prior-year periods. Cement shipments for the third quarter and for first nine months of 1996 were 17% and 12%, respectively, above the comparable prior-year periods due to strong demand for cement, better weather conditions in the second and third quarters of 1996 compared to 1995 and higher sales of slag cement. Cement average net realized selling prices for the three and nine-month periods ended September 30, 1996 were 5% and 6%, respectively, above the comparable prior-year periods.

Sales of construction aggregates for the third quarter and first nine months of 1996 were $16.6 million and $33.3 million, respectively. Construction aggregates sales for the current three and nine-month periods were $0.7 million and $5.3 million below the comparable prior-year periods. This decrease is primarily due to the sale of the Nova Scotia, Canada quarry in the fourth quarter of 1995. New York Trap Rock recorded an increase in sales of $2.2 million and $2.9 million, respectively, for the current three and nine-month periods primarily due to higher shipments and higher average selling prices.

Ready-mixed concrete and other operations recorded sales of $14.0 million and $34.3 million for the current three and nine-month periods, which were $2.2 million and $6.3 million, respectively, above the comparable prior-year periods. The improvement is primarily due to increased shipments and higher average selling prices at all locations, with particularly strong demand at the Memphis, Tennessee operations.

The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

Gross profit from the cement operations was $35.9 million and $66.6 million for the three and nine months ended September 30, 1996 as compared to a gross profit of $25.2 million and $51.6 million, respectively, for the comparable prior-year periods. These results primarily reflect the increases in shipments and the increases in average net realized selling prices for both periods.

Construction aggregates recorded gross profit of $3.7 million and $3.9 million for the current three and nine-month periods as compared to a gross profit of $3.8 million for the 1995 third quarter and $3.0 million for the first nine months of 1995. This improvement reflects favorable results from New York Trap Rock operations and the elimination in 1996 of lease costs associated with the Company's purchase of the fleet of barges used by New York Trap Rock in late June 1995, partly offset by the effects of the sale of the Nova Scotia quarry in the fourth quarter of 1995.

Gross profit from the ready-mixed concrete and other construction products of $3.4 million and $6.8 million, respectively, for the three and nine months ended September 30, 1996 was $1.0 million and $2.8 million, respectively, higher than the comparable prior-year periods, primarily due to higher shipments and higher average net realized selling prices at all locations, with particularly strong results from the Memphis, Tennessee.

Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation of office equipment, furniture and fixtures which are not related to the cost of sales).

Pre-tax income from joint ventures of $3.0 million and $5.4 million, respectively, for the three and nine-month periods of 1996 were $0.2 million and $0.5 million, respectively, higher than the comparable prior-year periods. This represents the Company's share of earnings from the Kosmos Cement Company. The increase resulted primarily from higher average net realized selling prices.

Other income of $0.7 million for the three months ended September 30, 1996 was $0.7 million lower than the comparable prior-year period primarily due to lower insurance proceeds resulting from prior-year claims received in the third quarter of 1995. Other income for the 1996 nine-month period was $0.3 million lower than the comparable prior-year period due to lower rental income, and the insurance proceeds received in the third quarter of 1995 which did not recur in 1996, partly offset by the receipt in first quarter 1996 of a sales and use tax refund, including interest, related to a prior-year.

Selling, general and administrative expenses for the 1996 three-month period approximated those of the prior-year. For the nine months ended September 30, 1996, selling, general and administrative expenses decreased $0.9 million primarily due to lower pension and other postretirement benefit expenses related to retired employees.

Interest expense decreased $0.6 million and $1.7 million for the three and nine-months ended September 30, 1996 from the comparable prior-year periods. The decrease reflects the payment of the production payment liability in December 1995.

The income tax expense of $12.9 million and $19.8 million, for the third quarter and first nine months of 1996 increased $4.3 million and $7.4 million, respectively, from the comparable 1995 periods, reflecting higher pre-tax income and a higher effective tax rate.

Net income of $25.3 million, or $1.86 per share, for the third quarter of 1996 was $7.2 million, or $0.56 per share better than the comparable prior-year period. This represents a 43% improvement in earnings per share over the 1995 third quarter. The improvement was primarily due to the realization of cement price increases over the last nine months of 1995 and in April 1996, and higher cement shipments. The third quarter improvement was also due to favorable results from the ready-mixed concrete operations on higher average selling prices and increased shipments and improved earnings from the construction aggregates operations, the Kosmos Cement Company joint venture and decreased interest expense. The favorable third quarter 1996 results were partly offset by higher cost of sales associated with increased shipments and higher income taxes primarily due to higher pre-tax earnings.

Net income of $39.3 million, or $2.91 per share for the first nine months of 1996 was $14.2 million, or $1.03 per share favorable to the comparable prior-year period. The increase was due primarily to the impact of cement price increases in April 1996 and the last nine months of 1995, combined with higher cement shipments, the result of better weather conditions in the second and third quarters of 1996 as compared to 1995 and higher sales of slag cement. Also contributing to the increase were favorable results from the ready-mixed concrete operations attributable to higher average selling prices and higher shipments. Improved results were also recognized from the construction aggregates operations, the Kosmos Cement Company joint venture, decreased selling, general and administrative expenses and lower interest expense. The improvement in net income was partly offset by increased cost of sales associated with increased shipments and higher income tax expense in 1996 primarily reflecting higher pre-tax earnings.
























PART II.  OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

	See Note 10 of Notes to Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

		4.3(iv). Fourth Amendment, dated as of October 3, 1996, to the Financing Agreement, dated as of April 13, 1994 among Lone Star Industries, Inc., its subsidiary New York
Trap Rock Corporation and The CIT Group/Business Credit,
Inc.

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

							LONE STAR INDUSTRIES, INC.



Date: November 7, 1996			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: November 7, 1996			By:    JAMES W. LANGHAM
							       James W. Langham
							        Vice President