Form 10-K
period 1996-12-31
LONE STAR INDUSTRIES INC
filed 1997-03-26
CIK 60195

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 1997: approximately $396,030,000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1997: Common Stock, par value $1.00 per share -- 10,988,737 shares.

     PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 15, 1997 ARE INCORPORATED IN PART III OF THIS REPORT.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                                   PAGE
                                                                                                   ----
Item 1.    Business................................................................................    1
Item 2.    Properties..............................................................................    7
Item 3.    Legal Proceedings.......................................................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.....................................    8

                                                PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...............    9
Item 6.    Selected Financial Data.................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   11
Item 8.    Consolidated Financial Statements and Supplementary Data................................   17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   44

                                               PART III
Item 10.   Directors and Executive Officers of the Registrant......................................   44
Item 11.   Executive Compensation..................................................................   44
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................   44
Item 13.   Certain Relationships and Related Transactions..........................................   44

                                                PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   44

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Lone Star is a cement, construction aggregates and ready-mixed concrete company with operations in the midwestern, southwestern and eastern United States. Lone Star's cement operations consist of five plants in the Midwest and Southwest, a slag cement grinding facility in New Orleans and a 25% interest in Kosmos Cement Company, a partnership which owns and operates one cement plant in Kentucky and one in Pennsylvania ("Kosmos"). The Company's five wholly-owned cement plants produced approximately 3.9 million tons of cement during 1996, which approximates the rated capacity of the plants. Lone Star's construction aggregates operations consist of two quarries in New York State. The Company's ready-mixed concrete business owns or leases and operates several facilities in the Memphis, Tennessee area. The Company had approximately $367.7 million in net sales in 1996, with cement, construction aggregates and ready-mixed concrete operations representing approximately 75%, 13% and 12%, respectively, of such net sales.

     Lone Star Industries, Inc. was incorporated in Maine in 1919 as International Cement Corporation and, in 1936, changed its name to Lone Star Cement Corporation. In 1969, its state of incorporation was changed to Delaware and in 1971 its name was changed to Lone Star Industries, Inc. On April 14, 1994, the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code. The Company's executive offices are located at 300 First Stamford Place, P.O. Box 120014, Stamford, Connecticut 06912-0014 and its telephone number is (203) 969-8600. Unless the context otherwise requires, as used herein "Company" and "Lone Star" mean Lone Star Industries, Inc. together with its consolidated subsidiaries.

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

     Clinker can be produced utilizing either of two basic methods, a "wet" or a "dry" process. In the wet process, the raw materials are mixed with water to form a slurry prior to introduction into the rotary kiln. The wet process has the advantage of greater ease in the handling and mixing of the raw materials, however additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a newer more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either pre-heater plants, in which hot air is recycled from the rotary kiln to pre-heat materials, or are precalciner plants, in which separate burners are added to accomplish a significant portion of the chemical reaction prior to the introduction of the raw materials into the kiln.

     Whether a wet or dry method is utilized, the manufacture of cement is energy intensive, and the cost of such energy accounts for approximately one fourth of a cement plant's total manufacturing costs. Energy cost, and in particular coal, varies on a regional basis due in large part to transportation costs. In addition, the low value-to-weight ratio of cement and its constituent raw materials results in relatively high transportation costs, creating a largely regional business. As a result, proximity to sources of fuel and raw materials, as well as markets, are important aspects in the profitability of a cement plant. While subject to fluctuation and interruption resulting from adverse weather and other factors, distribution by water is generally the least expensive method of transporting cement.

     Lone Star's cement operations consist principally of the production of Type I portland cement at the Company's five owned cement plants and the distribution of that cement through the Company's 14 owned or leased distribution terminals. Other products manufactured at certain of these plants include Type III portland cement, which is a high early strength cement required in certain applications, and specialty cements, such as masonry and oil well cement. Slag cement, a by-product of iron blast furnaces that may be utilized in certain instances in lieu of portland cement, is ground and distributed from the Company's New Orleans plant. The Company also purchases cement from both domestic and international sources for domestic resale. In addition, Lone Star owns a 25% interest in Kosmos, which owns and operates one cement plant in Kentucky and one in Pennsylvania.

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

     The following table sets forth certain information regarding Lone Star's cement plants and their markets.

           PLANT LOCATION                                    PROCESS                FUEL                PRINCIPAL MARKET AREA
-------------------------------------      TONS OF       ---------------   ----------------------  -------------------------------
                                        RATED ANNUAL
                                       CEMENT CAPACITY
                                       ---------------
                                       (IN THOUSANDS)
Cape Girardeau, Missouri.............       1,200        Dry/Precalciner   Coal-Waste-Tires        E. Missouri; Central and N.E.
                                                                                                   Arkansas; Mississippi; S.
                                                                                                   Louisiana; N. Alabama;
                                                                                                   Tennessee; N.W. Kentucky; S.W.
                                                                                                   Illinois
Greencastle, Indiana.................         750              Wet         Coal-Waste              Indianapolis and other areas of
                                                                                                   Indiana; S.E. Illinois;
                                                                                                   N. Central Kentucky
Pryor, Oklahoma......................         725              Dry         Coal-Coke-Natural Gas   Oklahoma; Dallas, Texas;
                                                                                                   Kansas; W. Missouri
Oglesby, Illinois....................         600              Dry         Coal-Coke-Tires         Chicago and other areas of
                                                                                                   Northern and Central Illinois;
                                                                                                   S. Wisconsin
Maryneal, Texas......................         520         Dry/Preheater    Coal-Coke-Natural Gas   W. Texas; Dallas, Texas
Kosmos Cement Company:
  Kosmosdale, Kentucky...............         700         Dry/Preheater    Coal-Oil                Kentucky; S. Indiana;
                                                                                                   S. Ohio; W. Virginia
  Pittsburgh, Pennsylvania...........         360              Wet         Coal                    W. Pennsylvania;
                                                                                                   W. Virginia; E. Ohio

     Cape Girardeau Complex. Lone Star's Cape Girardeau, Missouri plant is located on the Mississippi River, and its related terminals are located along the Mississippi and certain of its tributaries. Approximately 80% of the plant's cement production is shipped up and down these rivers via 16 owned barges, enabling the plant to serve a relatively wide market. Trucks and rail are also available to transport product. The Cape Girardeau plant includes a modern dry/precalciner kiln and burns hazardous waste fuels. These fuels at times have provided up to 30% of the annual energy needs of the plant and have reduced production costs. See "Business -- Environmental Regulation". The distribution terminals supporting the Cape Girardeau plant are located in St. Louis, Missouri; Brandon, Mississippi; Paducah, Kentucky; Nashville and Memphis, Tennessee; and New Orleans, Louisiana. In addition to its other customers, this complex supplies cement to Lone Star's ready-mixed concrete operations in Memphis, Tennessee.

     Greencastle Complex. Lone Star's Greencastle plant is located approximately 40 miles southwest of Indianapolis, Indiana and is the nearest cement plant to this market, providing a freight cost advantage. Product is transported by truck to Indianapolis and by truck or rail to other markets. A portion of the Greencastle plant's production is a high quality Type III portland cement which commands a premium price relative to Type I portland cement, the Company's primary product. Although the Greencastle plant utilizes the wet process of clinker production, the relative fuel inefficiency of this process is offset in part by the plant's relatively low power and coal costs and relatively high labor productivity. This plant also burns hazardous waste fuels. See "Business -- Environmental Regulation". The Greencastle complex has distribution terminals located in Fort Wayne and Elkhart, Indiana; and has a warehousing and distribution arrangement in Itasca, Illinois.

     Pryor Complex. The Pryor plant is located approximately 50 miles northeast of Tulsa, Oklahoma and serves the Kansas; Oklahoma; and Dallas, Texas markets by truck and rail. A portion of the plant's product is transported by barge. This plant produces both portland and oil well cement. The plant has relatively low power costs due to its proximity to two low cost sources. The complex has distribution terminals located near Wichita and Kansas City, Kansas; near Oklahoma City, Oklahoma; and in Dallas, Texas.

     Oglesby Complex. The Oglesby plant is located approximately 100 miles from Chicago and serves that and other northern and central Illinois construction markets by truck and rail. The complex has a distribution terminal located in Milwaukee, Wisconsin.

     Maryneal Complex. The Maryneal plant produces both portland and oil well cement and serves the western Texas market by truck and rail. The complex has a distribution terminal located in Amarillo, Texas and also shares the use of the Dallas terminal with the Company's Pryor plant.

     Kosmos Cement Company. Lone Star owns a 25% interest in Kosmos, which owns and operates a cement plant in Kosmosdale, Kentucky and one in Pittsburgh, Pennsylvania. Southdown, Inc., a publicly-traded cement company, owns the remaining 75% interest and is responsible for managing day-to-day operations. All major decisions relating to Kosmos, however, require unanimous approval of its management committee which includes a Lone Star representative.

     New Orleans Facility. The New Orleans facility, which is located on a canal off the Gulf Intercoastal Waterway and can accommodate oceangoing vessels, is the site of a former Lone Star cement plant. The facility now consists of a slag cement grinding and storage facility, a distribution terminal used for receiving and storing cement from the Company's Cape Girardeau and Pryor plants as well as from international sources and a stevedoring operation which includes a transloading system for moving phosphate materials between barges and railcars. Cement distributed through this facility is sold directly from the New Orleans facility or from a terminal in Brandon, Mississippi.

CONSTRUCTION AGGREGATES OPERATIONS

     Lone Star, through its wholly-owned subsidiary New York Trap Rock Corporation ("New York Trap Rock"), quarries and processes construction aggregates, including manufactured sand, crushed stone and other stone products, at two locations in New York State. Lone Star's total estimated annual production capacity is approximately 5.5 million tons and total estimated reserves are in excess of 350 million tons. Sales volume in 1996 approximated
4.8 million tons.

     The following table sets forth certain information regarding Lone Star's construction aggregates operations:

                                                                                                    ESTIMATED
                                                                                                     MINIMUM
                                                                                                     RESERVES
                  PLANT LOCATION                                            TYPE OF AGGREGATE    ----------------
---------------------------------------------------   ESTIMATED ANNUAL     --------------------      (YEARS)
                                                     PRODUCTION CAPACITY
                                                     -------------------
                                                     (IN THOUSAND TONS)
Clinton Point, New York............................         4,500          Wappingers Dolomite          60
West Nyack, New York...............................         1,100          Diabase Trap Rock            80

     Clinton Point Plant. The Clinton Point plant is located on the Hudson River near the City of Poughkeepsie, New York, approximately 65 miles from the New York metropolitan area. The Company transports approximately 80% of this plant's product down the Hudson River via a fleet of 119 owned barges to customers located throughout the New York City metropolitan area. The remaining product is delivered by truck to the local market surrounding the plant. Access to the Hudson River enables the plant to distribute its product to a relatively wide area. A large majority of the plant's product is sold to ready-mixed concrete and asphalt producers, with the remainder sold for roadway projects and specialty use such as rip rap for the construction of jetties. The Wappingers Dolomite produced by this quarry is frequently blended with stone from other quarries to meet certain pavement skid resistance specifications. The Company currently purchases granite for this purpose under an agreement in effect until October 1997, and believes that thereafter it will have adequate sources from which to purchase stone to blend.

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

READY-MIXED CONCRETE OPERATIONS

     Ready-mixed concrete, a versatile building material used in almost all construction, is produced by mixing stone, sand, water and admixtures with cement. The proximity of Lone Star's ready-mixed concrete operations to its Cape Girardeau cement complex has enabled them to become vertically integrated, purchasing cement from Lone Star plants as well as outside suppliers, and has allowed the Company to become a major supplier of ready-mix and other concrete products in the Memphis, Tennessee area. In March 1997, the Company sold its ready-mix and other concrete products operations in central Illinois. In 1996, the Company (including its central Illinois operations) sold approximately 650,000 cubic yards of ready-mixed concrete to a variety of end users.

CONSTRUCTION INDUSTRY CONDITIONS

     The markets for the Company's products are highly competitive. Portland cement is largely a commodity product, and due to this lack of product differentiation, the Company competes with domestic and international sources of cement largely on the basis of price. Accordingly, cement prices and the level of the Company's profitability are very sensitive to small shifts in supply and demand in the Company's markets, and the Company's ability to compete effectively is dependent on its operating costs being at acceptable levels. To a lesser extent, other competitive factors such as service, delivery time and proximity to customers affect the Company's performance.

     Construction spending and cement consumption historically have fluctuated widely. Demand for cement is derived primarily from public (infrastructure) construction, residential construction and commercial/industrial construction, which are highly cyclical and, in turn, are influenced by prevailing economic conditions, including availability of public funds and interest rate levels. Moreover, due to cement's low value-to-weight ratio, the industry is largely regional, with sales in a given market dependent on regional demand which is tied to local economic factors that may fluctuate more widely than those of the United States as a whole. In addition, the supply of cement from domestic and foreign sources can vary from region to region and over time. As a result, even though the Company sells in more than one area of the country, its operating results are subject to significant fluctuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". While sales by Lone Star directly to federal, state and local governmental agencies are not significant, customers of Lone Star are engaged in a substantial amount of construction in which government funding is a component.

     According to statistics compiled by the United States Bureau of Mines, the 1980's was a period of relatively high cement imports, which the Company attributes in large part to low ocean shipping rates and excess foreign capacity relative to demand, factors that typically affect the level of cement imports. This high level of imports negatively affected the selling price of cement in many regional markets, and published sources indicate that, despite strong U.S. demand for cement, cement prices remained in a narrow range during this period. As a result of petitions filed by domestic cement producers beginning in 1989, anti-dumping orders were imposed on cement imported from Mexico and Japan and Venezuelan exporters signed a suspension agreement requiring them not to export to the United States at dumped prices. The United States Department of Commerce conducts annual administrative reviews to determine the actual anti-dumping duties to be assessed under the anti-dumping orders. Notwithstanding amendments to the anti-dumping provisions enacted as a result of the Uruguay Round of world trade negotiations under the General Agreement on Tariffs and Trade ("GATT") and significant lobbying and litigation by Mexican cement producers, which are ongoing, the Company believes that the U.S. anti-dumping law currently provides effective remedies against unfairly priced imports. The existing anti-dumping orders and suspension agreement have contributed substantially to an improvement in the condition of the U.S. cement industry. The anti-dumping orders and the suspension agreement are scheduled to remain in effect at least until January 1, 2000 and may continue thereafter if petitioners prevail in "sunset reviews" before the Commerce Department and the U.S. International Trade Commission. Recent improvement in the performance of the United States economy, coupled with lower imports, has led to a more favorable supply/demand ratio for cement suppliers, which enabled the Company to implement price increases in both 1995 and 1996. The Company has announced more modest cement price increases of $1 to $3 per ton effective April 1997.

     According to published sources, the United States cement industry is comprised of approximately 50 companies with an annual cement production capacity in the 85 to 87.5 million ton range. The ten largest companies account for approximately 60% of the total productive capacity. Due in part to the existing anti-dumping relief, increases in the production capacity of the industry have recently been accomplished through modifications to existing facilities, and competitors of Lone Star have announced plans to make capital expenditures to expand and modernize certain existing facilities and, in one case, build a new "greenfield" cement plant. The relatively high cost of new plants and the requisite lengthy permitting process, however, may cause significant new domestic production capacity to be costly to producers.

     Construction spending and cement consumption are seasonal, particularly in the Company's northern markets where colder weather affects construction activity. Other adverse weather conditions such as flooding, which can interrupt production and transportation of cement, and extreme heat, which can affect concrete pouring, also affect the Company's operations.

CUSTOMERS AND MARKETING; BACKLOG

     The Company's customer base primarily consists of ready-mixed concrete producers, prestressed concrete producers, other concrete product producers and highway construction firms. Taken as a whole, no single customer of the Company accounted for more than 10% of total sales during 1996. The marketing effort for the Company's cement, construction aggregates and ready-mixed concrete operations is handled by a local sales force. Most purchases of the Company's products are done on a spot basis, and accordingly, order backlogs are not significant.

ENVIRONMENTAL REGULATION

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

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

     The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards are subject to public comment and are not anticipated by the Company to be effective prior to early 1998 and thereafter will be implemented over a three-year period. They are extremely lengthy and complex and, depending on their terms when they become effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in the second quarter of 1997.

     The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, on January 31, 1995, the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time precisely what new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs) would be incurred by the Company to comply with these requirements, the EPA announced in 1996 that regulations will be promulgated through a rulemaking scheduled to be completed in late 1997, and that, thereafter, these rules would become effective in 1998 and thereafter will be implemented over a three-year period. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

     In 1995, the State of Indiana made a determination that the CKD stored at the Company's Greencastle plant is a Type I waste and requested that the Company apply for a formal permit for an on-site landfill for the CKD. The Company understands that similar notices were sent to other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and has received a stay to allow it to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief, such as an agreed order requiring certain additional waste management procedures that are less stringent than those generally required for Type I wastes. If the Company is not successful in this regard, however, like other Indiana cement producers, the Greencastle plant could incur substantially increased operating and capital costs.

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualify for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, in the past Lone Star has been involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past non-compliance, and there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. While, as noted above, wastes produced by the Company generally are not classified as hazardous wastes, many of the raw materials, by-products and wastes currently and previously produced, used or disposed of by the Company or its predecessors contain chemical elements or components that have been designated as hazardous substances or which otherwise may cause environmental contamination. Hazardous substances are or have been used or produced by the Company in connection with its cement manufacturing operations (e.g. grinding compounds, refractory bricks), quarrying operations (e.g. blasting materials), equipment operation and maintenance (e.g. lubricants, solvents, grinding aids, cleaning aids, used oils), and hazardous waste fuel burning operations. Past operations of the Company have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. Available factual information indicates that the Company's disposal of waste at these Superfund sites (other than sites that have been remediated or as to which the Company has entered into settlement agreements with the EPA) was small or non-existent, and the Company may have certain defenses arising out of its reorganization. The Company has received a letter from EPA Region 4 reasserting a claim for approximately $830,000 of oversight costs and accrued interest associated with the Company's cleanup of the site of a former woodtreating operation in Dania, Florida. The Company is contesting this claim. The Company is also reviewing certain of its inactive properties to determine if any remedial action may be required at these sites.

     The Company's operations are also subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing and construction aggregates facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,450 employees. Of these employees, approximately 940 hourly employees at all Company operations other than certain cement distribution terminals and the New Orleans slag cement and stevedoring operations, were represented by labor unions. During 1996, there were no labor disruptions at any of the Company's facilities. The Company believes that its relationship with its employees generally has been good.

     Multi-year collective bargaining agreements that commence in 1996 covering hourly paid employees at four of the Company's five cement plants and related distribution terminals and the hourly employees at its construction aggregates operations were successfully renegotiated. The agreements covering hourly employees at one cement plant and one cement distribution terminal in Texas will be renegotiated in 1997. The Company does not anticipate any unusual circumstances or difficulties in obtaining these replacement contracts, however, there can be no assurances in this regard.

BANKRUPTCY REORGANIZATION PROCEEDINGS AND LIQUIDATING SUBSIDIARY

     In December 1990, Lone Star Industries, Inc. and certain of its subsidiaries commenced proceedings under Chapter 11 of the Federal Bankruptcy Code. The Chapter 11 proceedings were precipitated by a variety of factors including generally depressed economic and business conditions, increasingly restricted sources of financing, potential litigation exposure and potential liabilities relating to environmental matters, retiree benefits and pension obligations. On April 14, 1994, the Company emerged from these proceedings and was reorganized around its core domestic operations, implementing a comprehensive organizational and financial restructuring through which it closed certain facilities, reduced management, strategically disposed of assets, rejected or modified agreements, settled litigations, implemented settlements relating to certain retiree medical and life insurance benefits, pension and financing obligations, and improved operating procedures at its ongoing operations.

ITEM 2.  PROPERTIES.

     Lone Star's main operations are conducted at its plants and distribution terminals described in Item 1 above. Lone Star owns its five cement plants, its slag grinding and storage facility and a majority of the distribution terminals supporting these plants. With respect to those distribution terminals not owned, Lone Star holds a land lease for the underlying real property and owns the facilities located on such property. There is one additional distribution terminal that is leased to a third party. Lone Star owns its aggregate operations. The ready-mixed concrete plants are located on owned land or sites held under leases for varying terms. No difficulty is anticipated in renewing leases as they expire or finding satisfactory alternative sites. The Company leases executive offices in Stamford, Connecticut and owns or leases certain sales and other offices in various locations within its market areas in the United States.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and plans to contest the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. In March 1997, the owner of the demolished building brought suit against San-Vel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Engineering studies also have reportedly been conducted, and the Company has not received the results of these studies. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its formerly owned cement plants. There has been no indication that the cement was defective. The Company plans to contest this lawsuit vigorously, and believes that it has good defenses to the lawsuit, however the litigation is at a very preliminary stage, and no assurances as to its ultimate outcome can be given. All of these matters are being defended by the Company's insurers.

     For information concerning certain environmental matters involving the Company, see "Business -- Environmental Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                                        OFFICE AND YEAR IN WHICH INDIVIDUAL FIRST BECAME AN EXECUTIVE
            NAME              AGE                                  OFFICER
----------------------------  ---     ------------------------------------------------------------------
David W. Wallace............  73      Chairman of the Board and Chief Executive Officer (1991)
William M. Troutman.........  56      President and Chief Operating Officer (1986)
Roger J. Campbell...........  60      Vice President -- Cement Operations (1986)
William J. Caso.............  52      Vice President -- Taxes and Insurance (1994)
Pasquale P. Diccianni.......  55      Vice President -- Aggregate Operations (1988)
Thomas S. Hoelle............  45      Vice President -- Planning (1994)
Gerald F. Hyde, Jr..........  54      Vice President -- Personnel and Labor Relations (1983)
James W. Langham............  37      Vice President, General Counsel and Secretary (1995)
Harry M. Philip.............  48      Vice President -- Cement Manufacturing (1994)
Michael W. Puckett..........  52      Vice President -- Cement Sales and Concrete Operations (1985)
William E. Roberts..........  57      Vice President, Chief Financial Officer, Controller and Treasurer
                                      (1988)

     All of the executive officers' terms of office continue until the next annual meeting of the Company's stockholders and until their successors have been elected and qualified. All of the executive officers have been employed by the Company as an officer or in an executive capacity for more than five years, except for Mr. Langham, who for more than five years prior to joining the Company was an attorney in New York City.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's common stock and related purchase rights and its warrants are listed on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices for the common stock and warrants in composite transactions as reported on the NYSE as well as dividend information relating to the common stock.

                                                         COMMON STOCK             WARRANTS
                                                   ------------------------     ------------
                                                   HIGH     LOW   DIVIDENDS     HIGH     LOW
                                                   ----     ---   ---------     ----     ---
            1995
                 First Quarter...................  $20  3/4 $17 1/4   $  --     $ 7  1/4 $6
                 Second Quarter..................   21  7/8 19  1/2    0.05       8  1/8  6  1/2
                 Third Quarter...................   24  5/8 21  3/8    0.05       9  7/8  7  1/2
                 Fourth Quarter..................   25  1/4 22  1/2    0.05       9  5/8  8

            1996
                 First Quarter...................  $30  1/2 $24 1/4   $0.05     $14  3/8 $8  3/4
                 Second Quarter..................   37  1/4 29  1/4    0.05      20      13  1/4
                 Third Quarter...................   34      28  3/4    0.05      17  3/8 14
                 Fourth Quarter..................   38  1/2 31  7/8    0.05      21  3/8 16

     On March 20, 1997, the last reported sale price of the common stock and warrants was $39 3/8 per share and $22 3/4 per warrant, respectively. As of March 20, 1997, the Company had approximately 1,846 holders of record of common stock and 2,733 holders of record of warrants.

     The Company's financing agreements, and a revolving credit facility currently being negotiated, contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $64.0 million is currently available for such payments under the most restrictive of such covenants.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein:

                                             SUCCESSOR COMPANY                           PREDECESSOR COMPANY
                                 ------------------------------------------     -------------------------------------
                                                               FOR THE NINE       FOR THE              FOR THE
                                 FOR THE YEAR   FOR THE YEAR      MONTHS        THREE MONTHS          YEAR ENDED
                                    ENDED          ENDED          ENDED            ENDED             DECEMBER 31,
 (IN THOUSANDS EXCEPT PER SHARE  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      MARCH 31,       --------------------
            AMOUNTS)                 1996           1995           1994             1994           1993       1992
                                 ------------   ------------   ------------     ------------     --------   ---------
Net sales.......................   $367,673       $323,008       $261,645        $   33,709      $240,071   $ 230,098
Income (loss) before
  reorganization items, income
  taxes, and cumulative effect
  of changes in accounting
  principles and extraordinary
  item..........................   $ 81,770       $ 53,376       $ 45,133        $   (3,170)     $  6,196   $ (42,429)
Income (loss) before cumulative
  effect of changes in
  accounting principles and
  extraordinary item............   $ 81,770       $ 35,762       $ 29,333        $ (150,638)     $(35,258)  $ (45,428)
Net income (loss)...............   $ 54,160       $ 35,762       $ 29,333        $  (23,118)     $(36,040)  $(164,342)
PER COMMON SHARE
Primary:
Income (loss) before cumulative
  effect of changes in
  accounting principles and
  extraordinary item............   $   4.02       $   2.66       $   2.22               n/m(1)   $  (2.42)  $   (3.03)
Net income (loss)...............   $   4.02       $   2.66       $   2.22               n/m(1)   $  (2.47)  $  (10.18)
---------------------------------------------------------------------------------------------------------------------
Shares outstanding at December
  31............................     10,713         11,477         12,000               n/m        16,645      16,644
---------------------------------------------------------------------------------------------------------------------
Cash dividends per common
  share.........................   $   0.20       $   0.15             --                --            --          --
---------------------------------------------------------------------------------------------------------------------

                                                      SUCCESSOR COMPANY                         PREDECESSOR COMPANY
                                    ------------------------------------------------------          DECEMBER 31,
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   MARCH 31,     ----------------------
                                        1996           1995           1994         1994          1993          1992
                                    ------------   ------------   ------------   ---------     --------      --------
FINANCIAL POSITION AT END OF
  PERIOD:
Total assets......................    $562,151       $477,465       $553,320     $ 579,411     $924,885      $952,649
Long-term debt:
  Senior notes(2).................    $ 50,000       $ 78,000       $ 78,000     $  78,000           --            --
  Asset proceeds notes............          --       $  4,399       $ 87,000     $ 112,000           --            --
Production payment................          --             --       $ 19,966     $  20,963     $  2,000      $  4,000
Liabilities subject to Chapter 11
  proceedings.....................          --             --             --            --     $627,938      $611,129
Redeemable preferred stock........          --             --             --            --     $ 37,500      $ 37,500
Common shareholders' equity.......    $264,282       $159,740       $122,463     $  93,313     $ 12,348      $ 59,698

---------------

(1) Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the successor company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock (See Note 1 of Notes to Financial Statements).

(2) See Note 9 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     On March 12, 1997, the Company redeemed $28.0 million of its $78.0 million 10% senior notes. The notes were paid from cash on hand. In addition, the Company entered into a long-term private placement agreement for $50 million and notified noteholders that the balance of the 10% senior notes will be redeemed in April 1997. The redemptions are at par plus accrued interest and will result in lower interest costs.

     In March 1997, the Company sold its central Illinois ready-mixed and other concrete operations, including inventories, for about $10.5 million which approximated book value.

     The Company has various deferred tax assets arising from operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes. Upon emergence from bankruptcy, the Company provided a full valuation allowance against these assets. Based on the current expectation that the Company is more likely than not to generate enough future taxable income to utilize at least a portion of these deferred tax assets, the Company in 1996, reduced this valuation allowance by $81.9 million. This was a direct result of the significant improvement in earnings realized by the Company since it emerged from bankruptcy proceedings in 1994. The benefit from this reduction is shown as an increase in additional paid-in capital in accordance with the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In 1996, the Company realized approximately $25.0 million in cash savings from the utilization of these deferred tax assets, principally net operating loss carryforwards.

     During 1996, as part of its stock repurchase program, the Company purchased 272,401 shares in open market transactions at a cost of $8.5 million and purchased 700,000 shares of its common stock in private transactions at a cost of $25.2 million.

     The Company contributed a total of $15.4 million to its hourly and salaried pension plans during 1996 and as a result, the Pension Benefit Guarantee Corporation has released all liens on Company properties it has held since the Company's bankruptcy proceedings.

     In June 1996, the remaining $4.4 million of the asset proceeds notes were redeemed by Rosebud Holdings, Inc., the Company's liquidating subsidiary established in the Company's bankruptcy proceedings. The asset proceeds notes were paid in full, one year ahead of their maturity date. Total interest and principal payments of approximately $155.2 million were paid on the notes.

     In April 1994, the Company entered into a three-year, renewable, $35.0 million revolving credit agreement, which was collateralized by inventory, receivables, collection proceeds and certain intangible assets. Although the Company has used the letter of credit facility provided by the credit agreement, it has never borrowed under the credit agreement. In March 1997 the Company canceled this agreement and plans to replace the agreement with a new $100.0 million unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants.

Analysis of Cash Flows and Working Capital

     Cash flows from operating activities of $96.2 million for the year ended December 31, 1996 primarily reflect income from operations, changes in working capital and $15.4 million of pension plan contributions. The utilization of net operating loss carryforwards in 1996 reduced cash taxes otherwise payable by approximately $25.0 million. At December 31, 1996, the Company had net operating loss carryforwards of approximately $180.0 million, which are expected to reduce future cash taxes by an additional $63.0 million over time.

     During the year ended December 31, 1996, the Company used $42.3 million for investing activities, primarily representing capital expenditures.

     Net cash outflows from financing activities of $32.7 million for the year ended December 31, 1996 primarily reflect the repurchase of 972,401 shares of its common stock for $33.7 million as well as the payment of dividends. These cash outflows were partly offset by proceeds from exercise of stock options and warrants.

     Working capital on December 31, 1996 was $77.0 million as compared to $81.7 million on December 31, 1995. Current assets increased $23.0 million primarily due to higher marketable securities and accounts and notes receivable balances. Also contributing to the increase in current assets was the net effect of the reduction of a valuation allowance resulting in a $51.0 million deferred tax asset at December 31, 1996 of which $3.6 million is classified as current (See
Note 20). Current liabilities increased $27.7 million primarily due to the reclassification of $28.0 million of senior notes to current liabilities, reflecting the March 1997 redemption.

     Investments in joint ventures decreased $1.6 million as cash distributions paid from Kosmos Cement Company exceeded the Company's share of equity earnings. Net property, plant and equipment increased $15.0 million reflecting capital expenditures partly offset by depreciation. The long-term pension liability decreased $6.8 million, primarily reflecting contributions made during 1996 in excess of current expenses.

Capital Expenditures

     Capital expenditures of $42.6 million for 1996 were primarily for major repairs, replacements and improvements of existing facilities, including beginning construction of a modern clinker storage facility at the Cape Girardeau, Missouri plant, the purchase of several barges to increase its ability to transport cement by water and the completion of work on new finish mill sections also at the Cape Girardeau plant. In addition, the Company installed a rail car transfer system which will increase the volume and types of materials to be transported at the New Orleans, Louisiana facility, replaced barges at its New York construction aggregates operation, and is in the process of building a new cement terminal at Oklahoma City. Other significant expenditures include the purchase or refurbishment of crushing equipment, clinker cooling systems, hopper cars, quarry loaders, haul trucks and other mobile equipment.

     In an effort to increase production, improve operating efficiencies and reduce costs, the Company expects to make capital expenditures of approximately $43.0 million in 1997. These projects include expanding the New Orleans, Louisiana slag cement facility and expanding the Memphis, Tennessee cement terminal, completing the clinker storage facility at Cape Girardeau and the Oklahoma City cement terminal. Other significant expenditures include the purchases of new barges for the New York construction aggregates operation and other mobile equipment such as haul trucks, ready-mixed concrete trucks and rail cars. Expenditures will also be made to upgrade existing computer and electrical systems at various plants and facilities. The Company plans to fund its 1997 capital expenditures from cash on hand in addition to cash generated from operations.

Other Information

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites (See
Note 24).

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during 1996 did not have a material effect on the financial condition or cash flows of the Company.

     Multi-year collective bargaining agreements that commence in 1996 covering hourly-paid employees at four of the Company's five cement plants and related distribution terminals and the hourly employees at its construction aggregates operations were successfully renegotiated. The agreements covering hourly employees at one cement plant and one cement distribution terminal in Texas will be renegotiated in 1997. The Company does not anticipate any unusual circumstances or difficulties in obtaining the replacement contracts, however, there can be no assurances in this regard.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report and Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

     The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted (See "Business-Construction Industry Conditions" of Item 1). Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts and the continued availability of financing in the amounts, at the times, and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net Sales

     Consolidated net sales of $367.7 million during 1996 were $44.7 million higher than the prior-year results. The increase in net sales primarily reflects cement price increases implemented in April 1996 and during 1995 combined with higher cement shipments. In each of the years 1996 and 1995, the Company sold approximately the rated capacity of its cement plants.

     Cement sales of $274.6 million during 1996 were $37.2 million greater than the prior-year results, primarily due to higher prices and shipments. Average net realized selling prices were 6% higher than in 1995 and cement shipments for 1996 were 9% above 1995 levels due to strong demand for cement at all locations.

     Sales of construction aggregates of $48.2 million during 1996 were comparable to the 1995 results. This is primarily attributable to higher average net realized selling prices, partly offset by a 7% decrease in overall construction aggregate shipments. The reduction in sales reflects the sale of the Nova Scotia, Canada quarry in 1995, partly offset by increased shipments to the New York metropolitan area reflecting improved construction activity. In 1995, shipments from the New York Trap Rock operations were adversely affected by the temporary closure of a customer's asphalt plant (for rebuilding purposes), a sluggish concrete stone market and the decision not to compete on certain low-price jobs.

     The assets of the Nova Scotia quarry were sold in October 1995 for net proceeds including working capital of about $11.4 million, which approximated book value. This operation contributed sales of $8.1 million and an operating loss of $0.4 million to the 1995 results.

     Ready-mixed concrete and other operations sales during 1996 were $44.8 million, $7.5 million above the prior-year results primarily reflecting a 14% increase in shipments in 1996. Shipments and selling prices for ready-mixed concrete were above 1995 levels at all locations. The Company's central Illinois ready-mixed and other concrete operations were sold in March 1997.

     Net sales of cement, construction aggregates and ready-mixed concrete and other products were 75%, 13% and 12%, respectively, of total sales in 1996.

Gross Profit

     Gross profit from the cement operations was $92.0 million in 1996 as compared to gross profit of $72.7 million for 1995. Gross profit was higher than the previous year at every plant in 1996. The favorable results reflect higher cement selling prices and shipments in 1996.

     Construction aggregates gross profit of $6.4 million during 1996 was $2.9 million above the prior year. The 1996 results primarily reflect higher average selling prices and shipments and lower production costs at the New York construction aggregates operations.

     Gross profit from ready-mixed concrete and other construction products was $8.6 million for 1996, a $2.9 million increase from the 1995 results. The favorable results primarily reflect higher shipments and prices due to improved construction activity.

     Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to facilities leased to third parties and depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Joint Ventures

     Pre-tax income from joint ventures of $7.4 million during 1996 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1996 were $0.7 million higher than the prior year reflecting higher net realized selling prices and higher shipments.

Other Income

     Other income of $3.0 million in 1996 decreased $1.0 million from 1995, reflecting lower rental income resulting from sales of assets which had been leased to third parties and lower interest earned on marketable securities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $28.5 million during 1996 represent a decrease of $1.2 million over the prior-year expense. The savings in selling, general and administrative expenses primarily reflect lower other postretirement benefit expense related to current retirees. The lower other postretirement benefit expense reflects the favorable experience for retiree medical claims. Selling, general and administrative expenses for 1996 include $4.6 million of other postretirement benefit costs related to the Company's presently retired employees.

Interest Expense

     Interest expense of $6.6 million in 1996 represents a decrease of $2.5 million over the prior-year expense. Capitalized interest was $1.3 million in 1996 and $0.3 million in 1995. The decrease in interest expense is primarily attributable to the termination of the Company's production payment liability during 1995 and higher capitalized interest in 1996.

Income Taxes

     The income tax expense of $27.6 million during 1996, an increase of $10.0 million from the prior-year expense, primarily reflects higher pre-tax earnings in 1996.

Net Income

     Net income of $54.2 million, or $4.02 per share, during 1996 was $18.4 million, or $1.36 per share, higher than the prior-year results. This improvement is primarily due to improved results in all product lines. Also contributing to the favorable increase in net income for 1996 over the prior-year results were lower selling, general and administrative expenses and lower interest expense. The favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.

1995 COMPARED TO PRO FORMA 1994

     As of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting which included adjustments for bankruptcy-related cash transactions through the effective date, which for accounting purposes was March 31, 1994, to properly reflect the reorganization. As a result of fresh-start reporting and other operational, financial and other actions taken in connection with the plan of reorganization becoming effective, the Company's financial statements for the year ended December 31, 1995 are not comparable to statements for the prior year.

     To facilitate a meaningful comparison of the Company's operating performance, the following discussion and analysis compares the results of the historical year ended December 31, 1995 with the pro forma results for the 1994 period (See Note 22 for 1994 pro forma results).

Net Sales

     Consolidated net sales of $323.0 million during 1995 were $16.1 million higher than the prior-year pro forma results. The increase in net sales primarily reflected cement price increases in 1995 and to a lesser extent, price increases realized in 1994. Cement sales of $237.4 million during 1995 were $24.2 million greater than the prior-year pro forma results, primarily due to 15% higher average cement net realized selling prices in 1995, the result of price increases which began in 1994. Cement shipments for 1995 were 4% below 1994 levels.

     Sales of construction aggregates of $48.4 million during 1995 were $1.8 million lower than the 1994 pro forma results. This decrease was primarily attributable to lower shipments, particularly into the New York metropolitan area, resulting from soft market conditions. The 9% decrease in overall construction aggregates' shipments was partly offset by a 5% increase in average selling prices.

     Ready-mixed concrete and other operations sales during 1995 were $37.3 million, $6.3 million below the prior-year pro forma results. This reflects a 21% decrease in shipments resulting from unfavorable weather conditions experienced during the second and third quarters of 1995 in the Midwest, combined with soft market conditions. The decrease in shipments was partly offset by a 12% increase in average selling prices.

     Net sales of cement, construction aggregates and ready-mixed concrete and other products were 73%, 15% and 12%, respectively, of total sales in 1995.

Gross Profit

     Gross profit from cement operations was $72.7 million in 1995 as compared to pro forma gross profit of $52.7 million for 1994. Gross profit at each plant in 1995 was higher than the previous year. These results primarily reflect 15% higher average cement net realized selling prices in 1995. Partly offsetting these favorable results were higher overall per unit costs, reflecting higher costs and production interruptions, particularly at the Maryneal, Texas cement plant.

     Construction aggregates gross profit of $3.5 million during 1995 increased $1.1 million over the prior-year pro forma results. These results primarily reflect lower finance costs associated with the purchase of the fleet of barges which had previously been leased, along with a 5% increase in overall average selling prices, partly offset by lower shipments in 1995 in the New York metropolitan area due to soft market conditions. Shipments from the New York Trap Rock operations were adversely affected by the temporary closure of a customer's asphalt plant (for rebuilding purposes), a sluggish concrete stone market, and the decision not to compete on certain low price jobs. Lower per unit production costs associated with higher production volume efficiencies at the Nova Scotia, Canada operation (which was sold in 1995) contributed to the improved results. This operation contributed sales of $8.1 million and an operating loss of $0.4 million to the 1995 results.

     Gross profit from ready-mixed concrete and other construction products was $5.7 million for 1995, a $0.1 million decrease from the 1994 pro forma results, primarily reflecting a 21% decrease in overall ready-mixed concrete shipments, partly offset by a 12% increase in overall average selling prices. Lower ready-mixed concrete and concrete block shipments resulted from unfavorable weather in the Midwest and soft market conditions, particularly in the central Illinois area (these operations were sold in March 1997). Higher per unit costs at all operations adversely affected 1995 gross profit.

Joint Ventures

     Pre-tax income from joint ventures of $6.7 million during 1995 reflects the Company's 25% equity interest in the results of the Kosmos Cement Company. The results for 1995 were $2.1 million higher than the prior-year pro forma results reflecting higher net realized selling prices, partly offset by lower shipments.

Other Income

     Other income of $4.0 million in 1995 decreased $1.0 million from the 1994 pro forma amount, reflecting lower rental income resulting from sales of assets which had been leased to third parties, partly offset by proceeds from an insurance settlement relating to a prior-year claim.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $29.7 million during 1995 represent a decrease of $2.4 million over the prior-year pro forma expense. The savings in selling, general and administrative expenses primarily reflect lower corporate headquarters expenses and lower other postretirement benefit expenses in 1995. The savings in corporate headquarters expenses reflect a corporate downsizing which occurred on June 30, 1994. The lower other postretirement benefit expense was the result of favorable experience for retiree medical claims. Selling, general and administrative expenses for 1995 include $5.7 million of other postretirement benefit costs related to the Company's presently retired employees. Selling, general and administrative expenses for 1994 included $0.5 million relating to the filing of a registration statement.

Interest Expense

     Interest expense of $9.1 million in 1995 approximated the prior-year pro forma total. Capitalized interest was $0.3 million in 1995.

Income Taxes

     Income tax expense was $17.6 million during 1995, an increase of $5.6 million from the prior-year pro forma expense, primarily reflecting higher taxes resulting from higher pre-tax earnings in 1995. The provision for income taxes for 1995 reflects a 33% effective tax rate as compared to a 35% tax rate for 1994. The reduction in the 1995 rate is due to a higher estimated percentage depletion allowance.

Net Income

     Net income of $35.8 million, or $2.66 per share, during 1995 was $13.6 million, or $0.90 per share, higher than the prior-year pro forma results. Excluding the after-tax effect of $4.2 million related to a litigation recovery included in the 1994 pro forma results, net income in 1995 was $17.8 million, or $1.19 per share, higher than 1994. This improvement was primarily due to higher cement results, reflecting 15% higher average net realized cement selling prices, partly offset by lower results from the construction aggregates and ready-mixed concrete operations. Also contributing to the favorable increase in net income for 1995 over the prior-year pro forma results were higher earnings from Kosmos Cement Company, lower overall cost of goods sold (associated with the lower sales volumes in all major product lines) and decreased selling, general and administrative expenses.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           LONE STAR INDUSTRIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants...............................................................    18

Consolidated Financial Statements:
     Statements of Operations for the Years Ended December 31, 1996 and 1995, the Nine Months
      Ended December 31, 1994 and the Three Months Ended March 31, 1994.........................    19
     Balance Sheets -- December 31, 1996 and 1995...............................................    20
     Statements of Changes in Common Shareholders' Equity for the Years Ended December 31, 1996
      and 1995, the Nine Months Ended December 31, 1994 and the Three Months Ended March 31,
      1994......................................................................................    21
     Statements of Cash Flows for the Years Ended December 31, 1996 and 1995, the Nine Months
      Ended December 31, 1994 and the Three Months Ended March 31, 1994.........................    22
     Notes to Financial Statements..............................................................    23

Schedule:
     II Valuation and Qualifying Accounts.......................................................    48

Consent of Independent Accountants..............................................................    49

     The foregoing supporting schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Form 10-K.

     The presentation of individual condensed financial information of the Company is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1996 and 1995.

     Separate financial statements for the Company's fifty percent or less owned affiliate are omitted because such subsidiary individually does not constitute a significant subsidiary at December 31, 1996 and 1995.

     Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
LONE STAR INDUSTRIES, INC.

     We have audited the consolidated balance sheets of Lone Star Industries, Inc. and Consolidated Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994 (post-confirmation), and the three months ended March 31, 1994 (pre-confirmation). We have also audited the Financial Statement Schedule II included in this annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1, effective April 14, 1994, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the Southern District of New York and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

                                         Coopers & Lybrand L.L.P.

Stamford, Connecticut
February 3, 1997, except as to the
information presented in Note 9,
for which the date is March 21, 1997

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           PREDECESSOR
                                                        SUCCESSOR COMPANY                    COMPANY
                                           -------------------------------------------   ----------------
                                             FOR THE        FOR THE      FOR THE NINE     FOR THE THREE
                                            YEAR ENDED     YEAR ENDED    MONTHS ENDED      MONTHS ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       MARCH 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        1996           1995           1994              1994
                                           ------------   ------------   -------------   ----------------
Revenues:
  Net sales...............................   $367,673       $323,008       $ 261,645         $ 33,709
  Joint venture income....................      7,378          6,728           4,424              381
  Other income, net.......................      3,007          4,040           3,820            2,691
                                             --------       --------        --------         --------
                                              378,058        333,776         269,889           36,781
                                             --------       --------        --------         --------
Deductions from revenues:
  Cost of sales...........................    237,114        217,942         177,005           29,694
  Recovery of litigation settlements......     --             --             --                (6,500)
  Selling, general and administrative
     expenses.............................     28,508         29,734          23,749            9,836
  Depreciation and depletion..............     24,060         23,628          17,190            6,688
  Interest expense (contractual interest
     of $7,631 in the first quarter of
     1994)................................      6,606          9,096           6,812              233
                                             --------       --------        --------         --------
                                              296,288        280,400         224,756           39,951
                                             --------       --------        --------         --------
Income (loss) before reorganization items
  and income taxes........................     81,770         53,376          45,133           (3,170)
Reorganization items:
  Adjustments to fair value...............     --             --             --              (133,917)
  Other...................................     --             --             --               (13,396)
                                             --------       --------        --------         --------
Total reorganization items................     --             --             --              (147,313)
                                             --------       --------        --------         --------
Income (loss) before income taxes and
  extraordinary item......................     81,770         53,376          45,133         (150,483)
  Provision for income taxes..............    (27,610)       (17,614)        (15,800)            (155)
                                             --------       --------        --------         --------
Income (loss) before extraordinary item...     54,160         35,762          29,333         (150,638)
  Extraordinary item: gain on discharge of
     prepetition liabilities..............     --             --             --               127,520
                                             --------       --------        --------         --------
Income (loss) before preferred
  dividends...............................     54,160         35,762          29,333          (23,118)
  Provisions for preferred dividends......     --             --             --                (1,278)
                                             --------       --------        --------         --------
Net income (loss) applicable to common
  stock...................................   $ 54,160       $ 35,762       $  29,333         ($24,396)
                                             ========       ========        ========         ========
Weighted average common shares
  outstanding.............................     11,290         11,990          12,000              n/m(a)
                                             ========       ========        ========         ========
Primary income per common share...........   $   4.02       $   2.66       $    2.22              n/m(a)
                                             ========       ========        ========         ========
Fully diluted income per common share.....   $   3.97       $   2.62       $    2.22              n/m(a)
                                             ========       ========        ========         ========

---------------
(a) Earnings per share for the three months ended March 31, 1994 are not meaningful and are not comparable to the Successor Company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                             (DOLLARS IN THOUSANDS)                                1996          1995
                                                                                 --------      --------
  ASSETS
  CURRENT ASSETS
  Cash, including cash equivalents of $69,768 in 1996 and $47,323 in 1995......  $ 71,215      $ 50,049
  Accounts and notes receivable, net...........................................    33,336        31,403
  Inventories..................................................................    53,869        55,476
  Deferred tax asset...........................................................     3,611            --
  Other current assets.........................................................     3,183         5,289
                                                                                 --------      --------
            TOTAL CURRENT ASSETS...............................................   165,214       142,217
  Joint ventures...............................................................    19,505        21,152
  Property, plant and equipment, net...........................................   322,982       307,936
  Deferred tax asset...........................................................    47,365            --
  Other assets and deferred charges............................................     7,085         6,160
                                                                                 --------      --------
            TOTAL ASSETS.......................................................  $562,151      $477,465
                                                                                 ========      ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable.............................................................  $ 12,562      $ 11,183
  Accrued liabilities..........................................................    44,238        47,320
  Senior notes payable.........................................................    28,000            --
  Other current liabilities....................................................     3,436         2,064
                                                                                 --------      --------
            TOTAL CURRENT LIABILITIES..........................................    88,236        60,567
  Senior notes payable.........................................................    50,000        78,000
  Deferred income taxes........................................................        --         6,688
  Postretirement benefits other than pensions..................................   132,219       131,226
  Pensions.....................................................................        --         6,770
  Other liabilities............................................................    27,414        34,474
  Contingencies (Notes 24 and 25)
                                                                                 --------      --------
            TOTAL LIABILITIES..................................................   297,869       317,725
                                                                                 --------      --------
  Common stock, $1 par value. Authorized: 50,000,000 shares
    Shares issued: 1996 -- 12,086,510; 1995 -- 12,080,844......................    12,087        12,081
  Warrants to purchase common stock............................................    15,574        15,597
  Additional paid-in capital...................................................   163,664        82,709
  Retained earnings............................................................   115,228        63,315
  Treasury stock, at cost......................................................   (42,271)      (13,962)
                                                                                 --------      --------
            TOTAL SHAREHOLDERS' EQUITY.........................................   264,282       159,740
                                                                                 --------      --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................  $562,151      $477,465
                                                                                 ========      ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                           CONSOLIDATED STATEMENTS OF
                     CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                                                                    PREDECESSOR
                                                                                 SUCCESSOR COMPANY                    COMPANY
                                                                   ---------------------------------------------   -------------
                                                                      FOR THE         FOR THE      FOR THE NINE    FOR THE THREE
                                                                    YEAR ENDED      YEAR ENDED     MONTHS ENDED    MONTHS ENDED
                                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                         (IN THOUSANDS)                                1996            1995            1994            1994
                                                                   -------------   -------------   -------------   -------------
COMMON STOCK
Balance at beginning of period...................................    $  12,081       $  12,000       $  12,000       $  18,103
  Exercise of warrants to purchase common stock..................            6               4         --              --
  Exercise of stock options......................................      --                   77         --              --
  Conversions of $4.50 non-redeemable preferred stock............      --              --              --                    1
  Cancellation of predecessor company stock pursuant to the plan
    of reorganization............................................      --              --              --              (18,104)
  Issuance of successor company stock pursuant to the plan of
    reorganization...............................................      --              --              --               12,000
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................       12,087          12,081          12,000          12,000
WARRANTS TO PURCHASE COMMON STOCK
Balance at beginning of period...................................       15,597          15,613          15,613         --
  Exercise of warrants to purchase common stock..................          (23)            (16)        --              --
  Issuance pursuant to the plan of reorganization................      --              --              --               15,613
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................       15,574          15,597          15,613          15,613
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...................................       82,709          65,700          65,700         239,870
  Exercise of warrants to purchase common stock..................          122              90         --              --
  Sales of treasury stock........................................            3               3         --              --
  Exercise of stock options, net of tax benefit..................       (1,059)          1,100         --              --
  Reduction of tax valuation allowance...........................       81,889          15,816         --              --
  Conversions of $4.50 non-redeemable preferred stock............      --              --              --                    3
  Elimination of predecessor company additional paid-in-capital
    pursuant to the plan of reorganization.......................      --              --              --             (239,873)
  Additional paid-in-capital of the successor company pursuant to
    the plan of reorganization...................................      --              --              --               65,700
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................      163,664          82,709          65,700          65,700
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period...................................       63,315          29,333         --             (187,896)
  Net income (loss)..............................................       54,160          35,762          29,333         (23,118)
  Dividends......................................................       (2,247)         (1,780)        --              --
  Elimination of accumulated deficit pursuant to the plan of
    reorganization...............................................      --              --              --              211,014
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................      115,228          63,315          29,333         --
CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of period...................................      --                 (183)        --              --
  Translation adjustments........................................      --                  183            (183)        --
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................      --              --                 (183)        --
PENSION LIABILITY ADJUSTMENT
Balance at beginning of period...................................      --              --              --              (21,157)
  Revaluation in accordance with fresh-start reporting...........      --              --              --               21,157
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................      --              --              --              --
TREASURY STOCK
Balance at beginning of period...................................      (13,962)        --              --              (36,572)
  Repurchase of shares...........................................      (33,719)        (13,875)        --              --
  Shares issued under compensation plans.........................           11         --              --              --
  Odd lot program net share purchases............................      --                  (87)        --              --
  Stock options exercised........................................        5,399         --              --              --
  Cancellation pursuant to the plan of reorganization............      --              --              --               36,572
                                                                      --------        --------        --------       ---------
Balance at end of period.........................................      (42,271)        (13,962)        --              --
                                                                      --------        --------        --------       ---------
TOTAL COMMON SHAREHOLDERS' EQUITY, END OF PERIOD.................    $ 264,282       $ 159,740       $ 122,463       $  93,313
                                                                      ========        ========        ========       =========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    PREDECESSOR
                                                                                 SUCCESSOR COMPANY                    COMPANY
                                                                   ---------------------------------------------   -------------
                                                                      FOR THE         FOR THE      FOR THE NINE    FOR THE THREE
                                                                    YEAR ENDED      YEAR ENDED     MONTHS ENDED    MONTHS ENDED
                                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                         (IN THOUSANDS)                                1996            1995            1994            1994
                                                                   -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before extraordinary item..........................    $  54,160        $35,762        $  29,333       ($150,638)
Adjustments to arrive at net cash provided (used)
  by operating activities:
    Depreciation and depletion...................................       24,060         23,628           17,190           6,688
      Recovery of litigation settlements.........................           --             --               --          (6,500)
      Tax benefit realized from utilization of predecessor
        company deferred tax assets..............................       25,419         15,816           13,646              --
      Deferred income taxes......................................           --             --            1,688             155
  Changes in operating assets and liabilities:
      Accounts and notes receivable..............................       (2,227)        (1,012)          (5,307)         22,157
    Inventories and other current assets.........................        3,713        (14,626)          (1,542)        (17,189)
    Accounts payable and accrued expenses........................          967         (1,724)           2,820          (1,808)
    Equity income, net of dividends received.....................        1,772         (2,978)            (674)            619
    Pension funding in excess of expense.........................      (12,986)        (7,806)          (8,712)         (6,422)
    Adjustments to fair value....................................           --             --               --         133,917
    Other reorganization items...................................           --             --               --          13,396
    Other, net...................................................        1,324          3,211           (3,052)            356
                                                                      --------        -------        ---------       ---------
Net cash provided (used) by operating activities before
  reorganization items...........................................       96,202         50,271           45,390          (5,269)
Operating cash flows from reorganization items:
    Interest received on cash accumulated because of Chapter 11
      proceedings................................................           --             --               --           1,998
    Professional fees and administrative expenses................           --             --           (6,934)         (5,849)
    Professional fees escrow pursuant to the reorganization
      plan.......................................................           --             --               --         (12,431)
                                                                      --------        -------        ---------       ---------
Net cash used by reorganization items............................           --             --           (6,934)        (16,282)
                                                                      --------        -------        ---------       ---------
Net cash provided (used) by operating activities.................       96,202         50,271           38,456         (21,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................      (42,640)       (36,576)         (16,480)         (6,695)
Proceeds from sales of assets....................................          319         15,406           22,275           2,457
                                                                      --------        -------        ---------       ---------
Net cash (used) provided by investing activities.................      (42,321)       (21,170)           5,795          (4,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options..........................        3,145          1,177               --              --
Proceeds from exercise of warrants...............................          106             78               --              --
Purchase of treasury stock.......................................      (33,719)       (13,959)              --              --
Dividends paid...................................................       (2,247)        (1,780)              --              --
Cash distribution pursuant to the reorganization plan............           --             --               --        (200,451)
Transfer to liquidating subsidiary...............................           --             --               --          (5,010)
Reduction of production payment..................................           --        (19,966)          (1,000)         (1,000)
                                                                      --------        -------        ---------       ---------
Net cash used by financing activities............................      (32,715)       (34,450)          (1,000)       (206,461)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............       21,166         (5,349)          43,251        (232,250)
Cash and cash equivalents, beginning of period...................       50,049         55,398           12,147         244,397
                                                                      --------        -------        ---------       ---------
Cash and cash equivalents, end of period.........................    $  71,215        $50,049        $  55,398       $  12,147
                                                                      ========        =======        =========       =========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations -- The Company is a cement, construction aggregates and ready-mixed concrete company, with operations in the United States (principally in the Midwest and Southwest and on the East Coast). Lone Star's cement operations consist of five cement plants in the midwestern and southwestern regions of the United States, a slag cement facility in Louisiana and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. These five wholly-owned cement plants produced approximately 3.9 million tons of cement in 1996, which approximates the rated capacity of such plants. The Company's construction aggregates operations primarily served the construction markets in the New York metropolitan area. The ready-mixed concrete business operates in the Memphis, Tennessee area and during 1996, in central Illinois (which operations were sold in March 1997). The Company had approximately $368,000,000 in net sales in 1996, with cement, construction aggregates and ready-mixed concrete and other construction products operations representing approximately 75%, 13% and 12%, respectively, of such net sales.

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

     On February 17, 1994, with the approval of all voting classes of creditors and equity holders, the United States Bankruptcy Court for the Southern District of New York confirmed the Debtors Modified Amended Consolidated Plan of Reorganization dated November 4, 1993 (as further modified on February 17, 1994) (the "plan"). On April 14, 1994 the plan became effective. For accounting purposes, the effective date of the plan is considered to be March 31, 1994.

     Upon emergence from its Chapter 11 proceedings, the Company issued new common stock, warrants to purchase common stock and senior notes and created a newly formed liquidating subsidiary, Rosebud Holdings Inc., and subsidiaries (collectively "Rosebud" ), which issued certain asset proceeds notes to be redeemed from the proceeds of sales of non-core assets.

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

                           LONE STAR INDUSTRIES, INC.

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

     Income Taxes -- Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with SOP No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital (See Notes 7 and 20).

     Pension Plans -- The Company and certain of its consolidated subsidiaries have a number of retirement plans which cover substantially all of its employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and five-year final overall base compensation. Defined benefit plans for hourly-paid employees, including those covered by multi-employer pension plans under collective bargaining agreements, generally provide benefits of stated amounts for specified periods of service. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Assets of the plans are administered by an independent trustee and are invested principally in fixed income, equity securities and real estate.

     Postretirement Benefits Other Than Pensions -- The Company provides retiree life insurance and health plan coverage to qualifying employees. The Company accounts for these benefits on an accrual basis, under the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These plans are unfunded; however, the Company makes defined quarterly contributions to the salaried retirees' Voluntary Employees Beneficiary Association ("VEBA") trust per the settlement agreement reached in the Company's bankruptcy proceedings (See Note 13).

     Income Per Common Share -- Primary and fully diluted income per common share is based on the weighted average number of shares outstanding in each year and includes warrants to purchase common stock and dilutive stock options as common stock equivalents. Due to the large number of outstanding common stock equivalents, primary and fully diluted earnings per share of the successor company are calculated using the modified treasury stock method. Primary and fully diluted earnings per share for the year ended December 31, 1996 were based on adjusted weighted average shares outstanding of 13,732,673 and adjusted net income of $55,192,000 and $54,506,000, respectively. Primary and fully diluted earnings per share for the year ended December 31, 1995 were based on adjusted weighted average shares outstanding of 14,336,774 and adjusted net income of $38,096,000 and $37,610,000, respectively.

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

     Recently Issued Accounting Pronouncements -- The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as of January 1, 1996. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and has opted to comply with the disclosure requirements of SFAS No. 123 (See Note 17).

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of this statement did not have an effect on the Company's financial condition or results of operations.

                           LONE STAR INDUSTRIES, INC.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and revenue and expenses during the periods reported. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, depreciation, employee benefit plans, taxes and contingencies, among others. Actual results could differ from these estimates.

2.  ACCOUNTS AND NOTES RECEIVABLE

     Receivables consist of the following (in thousands):

                                                                      DECEMBER 31,     DECEMBER 31,
                                                                          1996             1995
                                                                      ------------     ------------
    Trade accounts and notes receivable.............................    $ 37,242         $ 35,712
    Other receivables...............................................       1,193            1,627
                                                                        --------         --------
                                                                          38,435           37,339
    Less: Allowance for doubtful accounts...........................       5,099            5,936
                                                                        --------         --------
                                                                        $ 33,336         $ 31,403
                                                                        ========         ========

     Due to the nature of the Company's products, a majority of the Company's accounts receivable are from businesses in the construction industry. Although the Company's customer base is geographically diversified, collection of receivables is partially dependent on the economics of the construction industry.

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                      DECEMBER 31,     DECEMBER 31,
                                                                          1996             1995
                                                                      ------------     ------------
    Finished goods..................................................    $ 24,913         $ 27,392
    Work in process and raw materials...............................       5,347            6,812
    Supplies and fuel...............................................      23,609           21,272
                                                                        --------         --------
                                                                        $ 53,869         $ 55,476
                                                                        ========         ========

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,       DECEMBER 31,
                                                                       1996               1995
                                                                   -------------      -------------
    Land.........................................................    $  39,182          $  37,529
    Buildings and equipment......................................      295,424            271,928
    Construction in progress.....................................       16,753              8,779
    Automobiles and trucks.......................................       32,515             27,255
    Other........................................................          100                100
                                                                      --------           --------
                                                                       383,974            345,591
    Less accumulated depreciation and depletion..................       60,992             37,655
                                                                      --------           --------
                                                                     $ 322,982          $ 307,936
                                                                      ========           ========

                           LONE STAR INDUSTRIES, INC.

     Property, plant and equipment was revalued in accordance with fresh-start reporting using the March 31, 1994 fair market values, as appraised, and depreciation is determined based on the estimated remaining useful lives of the assets.

5.  INTEREST COSTS

     Interest costs incurred during the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 were $7,931,000, $9,358,000, $6,980,000 and $271,000, respectively.
Interest capitalized during the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 was $1,325,000, $262,000, $168,000 and $38,000, respectively. Interest paid during the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 was $7,931,000, $9,654,000,
$4,724,000 and $20,000, respectively. The Company stopped accruing interest on its unsecured prepetition debt during the Chapter 11 proceedings. Contractual interest for the three months ended March 31, 1994 was $7,631,000.

6.  KOSMOS CEMENT COMPANY

     The Company's investment in and advances to joint ventures at December 31, 1996 and 1995 consists of its 25% investment in Kosmos Cement Company ("Kosmos"). Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1996, was $1,880,000. During the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, $9,150,000, $3,750,000 and $3,750,000, respectively, of distributions were received from Kosmos.

     Summarized financial information of Kosmos as of and for the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 is as follows (in thousands):

                                                                 AS OF AND FOR THE
                                          ----------------------------------------------------------------
                                                                             NINE MONTHS     THREE MONTHS
                                           YEAR ENDED       YEAR ENDED          ENDED            ENDED
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                              1996             1995             1994             1994
                                          -------------    -------------    -------------    -------------
Current assets...........................   $  27,368        $  37,086        $  26,302        $  24,064
Property, plant and equipment, net.......      74,038           74,656           74,259           75,065
Cost in excess of net assets of
  businesses acquired....................      22,485           23,205           24,754           25,312
Current liabilities......................      (4,893)          (5,404)          (4,430)          (3,375)
Other liabilities........................      (2,581)          (2,871)          (2,955)          (3,457)
                                             --------         --------         --------         --------
Net assets...............................   $ 116,417        $ 126,672        $ 117,930        $ 117,609
                                             --------         --------         --------         --------
Net sales................................   $  88,300        $  76,432        $  65,184        $   7,892
Gross profit.............................   $  26,935        $  23,894        $  17,306        $     651
Net income (loss)........................   $  26,345        $  23,742        $  15,321        $     (59)

     At December 31, 1996, 1995, and 1994 and March 31, 1994, the Company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $9,600,000, $10,516,000, $11,309,000 and $11,902,000,
respectively, and is being amortized over the estimated remaining life of the assets.

7.  DEFERRED TAX ASSET

     As of December 31, 1995, the Company had various net deferred tax assets of approximately $98,000,000. These tax assets were made up primarily of the expected future tax benefit of net operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon the Company's emergence from bankruptcy when fresh-start reporting was adopted.

                           LONE STAR INDUSTRIES, INC.

     During 1996, the Company reduced the valuation allowance related to the remaining net tax assets by $81,889,000. The reduction reflects the Company's expectation that it is more likely than not that it will generate at least enough future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction was recorded as an increase in additional paid-in capital in accordance with SOP No. 90-7.

     During 1996, approximately $25,000,000 of net deferred tax assets were utilized.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                   DECEMBER 31,      DECEMBER 31,
                                                                       1996              1995
                                                                  ---------------   ---------------
    Postretirement benefits other than pensions.................      $ 7,563           $ 7,800
    Insurance...................................................        3,862             4,113
    Interest....................................................        3,270             3,270
    Payroll and vacation pay....................................        3,123             3,398
    Pensions....................................................        2,317             5,900
    Taxes other than income taxes...............................        1,899             2,494
    Other.......................................................       22,204            20,345
                                                                      -------           -------
                                                                      $44,238           $47,320
                                                                      =======           =======

9.  SENIOR NOTES PAYABLE

     In April 1994, the Company issued $78,000,000 of ten year senior unsecured notes due July 31, 2003, which bear interest at a rate of 10% per annum. In March 1997, the Company redeemed $28,000,000 of these senior notes and called for the early redemption of the remaining $50,000,000 in the second quarter of 1997, using the entire proceeds of its new private placement of senior notes described below. The redemptions will be at par plus accrued interest.

     In March 1997, the Company issued $50,000,000 of 7.31% senior notes due 2007. The note purchase agreement imposes certain operating and financial restrictions on the Company. Such restrictions limit, among other things, the ability of the Company to incur additional indebtedness, create liens, engage in mergers and acquisitions, purchase the Company's capital stock and warrants and pay dividends. Commencing in the year 2001, the Company is required to make annual principal payments of $7,142,857.

10.  CREDIT AGREEMENT

     In April 1994, the Company entered into a three-year $35,000,000 revolving credit agreement. Although the Company has used the letter of credit facility provided by the credit agreement, it has never borrowed under the credit agreement. In March 1997, the Company canceled this agreement and plans to replace the agreement with a new $100,000,000 unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants.

11.  LEASES

     Net rental expense for the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 was $3,237,000, $4,908,000, $4,894,000 and $755,000, respectively. Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows: 1997-$1,449,000; 1998-$1,047,000; 1999-$794,000; 2000-$137,000; 2001-$122,000; after 2001-$536,000. Certain leases include options for renewal or purchase of leased property.

                           LONE STAR INDUSTRIES, INC.

     A subsidiary of the Company was leasing its Florida cement plant with an original term of approximately twenty years at an annual rental of $2,500,000. In June 1994, the Company sold its interest in the cement plant located in Florida for $21,750,000, which approximated book value.

12.  PENSION PLANS

     The Company sponsors a number of defined benefit retirement plans which cover substantially all employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and five-year final average base compensation. Defined benefit plans for hourly-paid employees generally provide benefits of stated amounts for specified periods of service. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of ERISA.

     Net periodic pension cost of defined benefit plans included the following components (in thousands):

                                                                           FOR THE         FOR THE
                                             FOR THE        FOR THE      NINE MONTHS    THREE MONTHS
                                            YEAR ENDED     YEAR ENDED       ENDED           ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                               1996           1995           1994           1994
                                           ------------   ------------   ------------   -------------
    Interest cost.........................   $ 10,214       $ 10,104        $7,377         $ 2,477
    Service cost -- benefit accrued during
      the period..........................      1,938          1,627         1,379             407
    Actual return on plan assets..........    (18,803)       (28,824)       (3,938)         (2,338)
    Net amortization and deferral.........      9,019         20,469        (2,125)          1,029
                                              -------        -------        ------          ------
    Net pension cost......................   $  2,368       $  3,376        $2,693         $ 1,575
                                              =======        =======        ======          ======

     The following tables present the plans' funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 1996 and 1995 (in thousands):

                                            DECEMBER 31, 1996              DECEMBER 31, 1995
                                         -----------------------   ----------------------------------
                                                  OVER-                 OVER-             UNDER-
                                                 FUNDED                FUNDED             FUNDED
                                                  PLANS                 PLANS             PLANS
                                         -----------------------   ---------------   ----------------
    Actuarial present value of benefit
      obligations:
      Vested benefits....................        $ 135,686             $51,668           $ 91,115
      Non-vested benefits................            4,290               1,389              3,364
                                                 --------             --------           --------
    Accumulated benefit obligation.......        $ 139,976             $53,057           $ 94,479
                                                 --------             --------           --------
    Projected benefit obligation.........        $ 144,968             $53,057           $ 99,905
    Plan assets at fair value............          172,715              59,290             91,658
                                                 --------             --------           --------
    Projected benefit obligation (in
      excess of) less than plan assets...           27,747               6,233             (8,247)
    Unrecognized prior service cost......            4,518                  12              4,165
    Unrecognized net gain................          (31,948)             (8,013)            (6,819)
                                                 --------             --------           --------
    Pension asset/(liability)............        $     317             $(1,768)          $(10,901)
                                                 ========             ========           ========

     All of the Company's pension plans were overfunded as of December 31, 1996.

     The weighted average discount rates of 7.5% and 7.0% for 1996 and 1995, respectively, and the rate of annual increase in future compensation levels of 4.5% for 1996 and 1995, were used in determining the actuarial present values of the projected benefit obligation. The expected long-term rate of return on plan assets was 8.0% for both 1996 and 1995.

                           LONE STAR INDUSTRIES, INC.

     Upon adoption of fresh-start reporting, pension liabilities were recorded based on the unfunded projected benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized items as of March 31, 1994 were recognized and recorded on the Company's consolidated balance sheet.

     Certain union employees are covered under union sponsored multi-employer pension plans pursuant to collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 were approximately $300,000, $300,000, $200,000 and
$50,000, respectively.

     In accordance with the plan of reorganization, future obligations were secured by the grant to the Pension Benefit Guaranty Corporation ("PBGC") of a mortgage on the Oglesby, Illinois cement plant and a security interest in the Kosmos Cement Company partnership. In 1996, the Company contributed $15,354,000 to its pension plans. As a result, the PBGC has released the mortgage and security interest.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides retiree life insurance and health plan coverage to employees qualifying for early, normal or disability pension benefits under the Company's salaried employees' pension plan and certain of the pension plans for hourly-compensated employees. Life insurance protection presently provided to retirees under the salaried employees' pension plan is one-half their active employment coverage declining to 25% of their active employment coverage at age
70. The coverage provided under hourly plans is fixed, as provided under the terms of the plans. Health care coverage presently is extended to retirees and their qualified dependents only during the retirees' lifetime. The coverage provided assumes participation by the retiree in the Medicare program and benefit payments are integrated with Medicare benefit levels. The Company's postretirement benefit plans other than pension plans are not funded. Claims are paid as incurred.

     Upon adoption of fresh-start reporting, postretirement benefit liabilities were recorded based on the unfunded accumulated postretirement benefit obligation as of March 31, 1994. All outstanding unamortized and unrecognized postretirement benefit items as of March 31, 1994 were recognized and recorded on the Company's consolidated balance sheet.

     As part of its emergence from Chapter 11 proceedings, the Company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the Company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The Company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The Company made contributions of $4,428,000, $4,378,000 and $3,705,000 to the VEBA during the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994.

     Net periodic postretirement benefit cost for the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 included the following components (in thousands):

                                              FOR THE        FOR THE        FOR THE        FOR THE
                                                YEAR           YEAR       NINE MONTHS    THREE MONTHS
                                               ENDED          ENDED          ENDED          ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                1996           1995           1994           1994
                                            ------------   ------------   ------------   ------------
    Service cost -- benefits attributed to
      service during the period............    $1,603         $1,548         $1,536         $  557
    Interest cost on accumulated
      postretirement benefit obligation....     7,618          8,595          6,786          2,896
    Net amortization and deferral..........    (1,783)        (1,182)            --             22
                                               ------         ------         ------         ------
    Net periodic postretirement benefit
      cost.................................    $7,438         $8,961         $8,322         $3,475
                                               ======         ======         ======         ======

                           LONE STAR INDUSTRIES, INC.

     Benefits paid, including VEBA contributions, were approximately $6,681,000, $7,255,000, $6,749,000 and $2,195,000 for the years ended December 31, 1996 and
1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994, respectively.

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31, 1996 and 1995 (in thousands):

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     -------------    -------------
    Accumulated postretirement benefit obligation:
      Retirees.....................................................    $  76,181        $  88,341
      Fully eligible active plan participants......................       14,697           18,652
      Other active plan participants...............................       12,318           15,160
                                                                        --------         --------
    Accumulated postretirement benefit obligation..................      103,196          122,153
    Unrecognized net gain..........................................       36,586           16,873
                                                                        --------         --------
    Accrued postretirement benefit cost............................      139,782          139,026
    Less current portion...........................................        7,563            7,800
                                                                        --------         --------
    Long-term accrued post-retirement benefit cost.................    $ 132,219        $ 131,226
                                                                        ========         ========

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.0% for 1996 and 1995, respectively. Compensation levels are assumed to increase annually at a rate of 4.5% in both 1996 and 1995.

     For measurement purposes, a 10.5% annual medical rate of increase is assumed for 1997 for both pre-medicare and post-medicare claims; the rate is assumed to decrease 1/2% each year to 6.0% per year after 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $7,224,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by approximately $941,000.

                           LONE STAR INDUSTRIES, INC.

14.  COMMON STOCK

     In April 1994, the Company authorized 25,000,000 shares of $1.00 par value common stock and issued 12,000,000 shares of that common stock. In 1995, the authorized number of shares of common stock was increased from 25,000,000 to 50,000,000. Transactions in common stock are as follows:

                                                                              COMMON      TREASURY
                                                                              SHARES       SHARES
                                                                             ---------    --------
    Balance, March 31, 1994................................................  12,000,000         --
    Exercise of warrants...................................................         16          --
                                                                             ----------   ---------
    Balance, December 31, 1994.............................................  12,000,016         --
    Exercise of warrants...................................................      4,140          --
    Exercise of options....................................................     76,688          --
    Odd lot program net share purchases....................................         --       4,157
    Purchase of shares.....................................................         --     600,000
                                                                             ----------   ---------
    Balance, December 31, 1995.............................................  12,080,844    604,157
    Exercise of warrants...................................................      5,666          --
    Exercise of options....................................................         --    (204,565)
    Purchase of shares.....................................................         --     974,317
    Stock issued under compensation plans..................................         --        (400)
                                                                             ----------   ---------
    Balance, December 31, 1996.............................................  12,086,510   1,373,509
                                                                             ==========   =========

     At December 31, 1996, the Company has reserved 5,979,754 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock (3,993,504 shares) and the exercise of stock options (1,986,250 shares).

     Since the second quarter of 1995, the Company has paid a $0.05 per share quarterly cash dividend. In addition, on February 20, 1997, the Board of Directors declared a $0.05 dividend per common share, payable on March 17, 1997 to shareholders of record as of March 1, 1997. The Company's financing agreements, and the revolving credit facility currently being negotiated, contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $64,000,000 is currently available for such payments under the most restrictive of such covenants (See Notes 9 and 10).

     As part of a stock repurchase program, in 1996 the Company purchased 272,401 shares of treasury stock in open market transactions for $8,457,000 and purchased 700,000 shares of its common stock in private transactions for $25,200,000. In 1995, the Company repurchased 600,000 shares of its common stock for $13,875,000. An additional 1,916 shares were received, in lieu of cash, by the Company in connection with the exercise of certain employee stock options.

     In 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. No brokerage commissions were incurred by shareholders related to these transactions. A total of 24,454 shares were tendered for sale by the shareholders and shareholders purchased 20,297 shares, under this program.

15.  WARRANTS TO PURCHASE COMMON STOCK

     In April 1994, the Company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. Each warrant entitles the holder thereof to purchase one share of common stock. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1996, 3,993,504 warrants were outstanding.

     The number of shares of common stock purchasable upon the exercise of each warrant and the exercise price of the warrant are subject to adjustment if the Company (i) pays a dividend in shares of common stock, (ii) subdivides its

                           LONE STAR INDUSTRIES, INC.

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

16.  STOCKHOLDER RIGHTS PLAN

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

     Under the rights plan, holders of the rights will initially be entitled to buy one-tenth of a share of the Company's common stock at an exercise price of $70.00 for each whole share which a holder of rights may purchase. Until a person or group acquires 15% or more of the common stock or commences a tender or exchange offer for 15% or more of the common stock, the rights will attach to and trade with the common stock. The rights will expire in the year 2004.

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

17.  STOCK COMPENSATION PLANS

     At December 31, 1996, the Company had three stock-based compensation plans, which are described below. As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would not have been materially different than those reported. The pro forma effect of stock option grants on net income for 1996 and 1995 may not be representative of the pro forma effect on net income in future years due to the small number of options granted during 1995 and 1996 and the exclusion of option grants made prior to 1995.

     Under the Management Stock Option Plan ("Management Plan"), the Company has granted options to its employees for 700,000 shares of common stock. Under the Directors Stock Option Plan ("Directors Plan"), the Company may grant options to its Directors for up to 50,000 shares of common stock. Under the 1996 Long Term Incentive Plan ("Incentive Plan"), the Company may grant up to 1,500,000 stock options and/or stock appreciation rights to its employees. Under all plans, the exercise price of each option must be equal to or greater than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options granted under the

                           LONE STAR INDUSTRIES, INC.

Management Plan vest over a three-year period and options granted under the Directors Plan become vested after six months. Options granted under the Incentive Plan become vested after a minimum of one year from the grant date.

     A summary of the status of the Company's Management and Directors Plans (no options were granted under the Incentive Plan in 1996) as of and for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994 is presented below:

                                                                   WEIGHTED-
                                                                   AVERAGE
                                                                   EXERCISE     OPTIONS      OPTIONS
                                                                    PRICE       OUTSTANDING  EXERCISABLE
                                                                   --------     --------     --------
    Balance, March 31, 1994....................................    $     --           --           --
      Options granted..........................................    $ 15.378      706,000      368,754
                                                                                --------     --------
    Balance, December 31, 1994.................................    $ 15.378      706,000      368,754
      Options granted..........................................    $ 21.355       31,000           --
      Options exercised........................................    $ 15.375      (77,185)     (77,185)
      Options which became exercisable.........................    $ 15.939           --      125,004
      Options expired or canceled..............................    $ 15.375      (25,000)     (12,500)
                                                                                --------     --------
    Balance, December 31, 1995.................................    $ 15.670      634,815      404,073
      Options granted..........................................    $ 34.313        6,000           --
      Options exercised........................................    $ 15.375     (204,565)    (204,565)
      Options which became exercisable.........................    $ 16.598           --      124,242
                                                                                --------     --------
    Balance, December 31, 1996.................................    $ 16.065      436,250      323,750
                                                                                ========     ========

     Options available for future grants under the Directors' Plan were 32,000 and 38,000 at December 31, 1996 and 1995, respectively. Options available for future grants under the Incentive Plan were 1,500,000 at December 31, 1996.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                                WEIGHTED-AVERAGE
                                       DECEMBER 31, 1996            -----------------------------------------
                                    -----------------------         REMAINING         OPTION EXERCISE PRICES
                                    NUMBER          NUMBER          CONTRACTUAL       -----------------------
    RANGE OF EXERCISE PRICES        OUTSTANDING     EXERCISABLE       LIFE            OUTSTANDING     EXERCISABLE
--------------------------------    -------         -------         ---------         -------         -------
$15.375-$15.688                     399,250         299,250         7.5 years         $15.380         $15.381
$20.750-$21.50                       31,000          18,500         8.5 years         $21.355         $21.257
$34.313                               6,000           6,000         9.5 years         $34.313         $34.313
                                    -------         -------
                                    436,250         323,750
                                    =======         =======

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 (in thousands). In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                            DECEMBER 31, 1996
                                                                          ---------------------
                                                                          CARRYING      FAIR
                                                                           AMOUNT       VALUE
                                                                          ---------   ---------
        Financial assets:
          Cash and cash equivalents.....................................  $  71,215   $  71,215
        Financial liabilities:
          Senior notes payable..........................................  $  78,000   $  79,268

                           LONE STAR INDUSTRIES, INC.

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

     Senior notes payable -- the fair value of long-term debt is based on quoted market prices. As of December 31, 1996 the senior notes were trading at 101.625% of face value.

19.  OTHER INCOME, NET

     Other income, net, consists of the following (in thousands):

                                            FOR THE          FOR THE          FOR THE          FOR THE
                                              YEAR             YEAR         NINE MONTHS      THREE MONTHS
                                             ENDED            ENDED            ENDED            ENDED
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                              1996             1995             1994             1994
                                         --------------   --------------   --------------   --------------
Rental income..........................      $  200           $  507           $1,105           $2,184
Interest income on investments.........       2,523            2,783            1,266              179
Other interest income..................          29               74               49              160
Other, net.............................         255              676            1,400              168
                                             ------           ------           ------           ------
                                             $3,007           $4,040           $3,820           $2,691
                                             ======           ======           ======           ======

                           LONE STAR INDUSTRIES, INC.

20.  INCOME TAXES

     Provision for income taxes consists of the following (in thousands):

                                                                                FOR THE         FOR THE
                                                FOR THE         FOR THE       NINE MONTHS    THREE MONTHS
                                              YEAR ENDED      YEAR ENDED         ENDED           ENDED
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                 1996            1995            1994            1994
                                             -------------   -------------   -------------   -------------
Federal:
  Current..................................    $  (1,314)      $  (1,098)      $      --       $     635
                                                --------        --------        --------       ---------
  Deferred:
     Difference between tax and book
       depreciation........................       (3,402)         (1,308)          3,548           3,348
     Sale of assets........................       (2,467)         (7,868)         (9,716)             --
     Investment and other credits..........       (1,139)            864          (7,790)           (851)
     Net operating loss carryforward.......       (8,453)         (1,308)         (2,388)         37,526
     Restructuring and other reserves......       (6,204)        (10,184)         (4,946)         12,578
     Change in valuation allowance.........       75,109          18,504          21,295         (53,249)
     Other, net............................       (3,543)          1,300              (3)             13
                                                --------        --------        --------       ---------
  Total deferred...........................       49,901              --              --            (635)
                                                --------        --------        --------       ---------
  Reduction of reorganization value........           --              --         (13,830)             --
  Increase in additional paid-in capital...      (71,289)        (14,196)             --              --
                                                --------        --------        --------       ---------
Total federal..............................      (22,702)        (15,294)        (13,830)             --
                                                --------        --------        --------       ---------
Foreign:
  Current..................................           --              --             (16)             (5)
                                                --------        --------        --------       ---------
Total foreign..............................           --              --             (16)             (5)
                                                --------        --------        --------       ---------
State and local:
  Current..................................         (877)           (700)           (750)           (150)
  Deferred.................................       (4,031)             --          (1,204)             --
  Change in valuation allowance............       10,600              --              --              --
  Increase in additional paid-in capital...      (10,600)         (1,620)             --              --
                                                --------        --------        --------       ---------
Total state and local......................       (4,908)         (2,320)         (1,954)           (150)
                                                --------        --------        --------       ---------
                                               $ (27,610)      $ (17,614)      $ (15,800)      $    (155)
                                                ========        ========        ========       =========

     As of December 31, 1996, the Company has investment tax credit carryforwards for federal income tax purposes of $4,559,000 which expire at various dates through 2001. The Company also has regular tax and alternative minimum tax net operating loss carryforwards of approximately $180,000,000 and $33,000,000, respectively, which expire at various dates through 2009 and an alternative minimum tax credit carryforward of $6,800,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the Company as part of its plan of reorganization (See Note 1). Such an "ownership change" limits the use of a portion of the Company's carryforwards which could result in their expiration. Accordingly, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", a valuation allowance has been applied to a portion of these carryforwards.

                           LONE STAR INDUSTRIES, INC.

     The following is a schedule of consolidated pre-tax income (loss) and a reconciliation of income taxes computed at the U.S. statutory rate to the provision for income taxes (in thousands):

                                                                                FOR THE         FOR THE
                                                FOR THE         FOR THE       NINE MONTHS    THREE MONTHS
                                              YEAR ENDED      YEAR ENDED         ENDED           ENDED
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                 1996            1995            1994            1994
                                             -------------   -------------   -------------   -------------
Income (loss) before income taxes..........    $  81,770       $  53,376       $  45,133       $ (22,963)
                                                --------        --------        --------        --------
Tax (provision) benefit computed at
  statutory rates..........................      (28,620)        (18,681)        (15,796)          8,037
Differences resulting from:
  Foreign subsidiaries, net................           --            (140)           (175)           (294)
  Restructuring............................           --              --              --          45,212
  State tax, net...........................       (3,190)         (2,320)         (1,954)           (150)
  Other, including percentage depletion....        4,200           3,527           2,125              --
  Valuation allowance......................           --              --              --         (52,960)
                                                --------        --------        --------        --------
                                               $ (27,610)      $ (17,614)      $ (15,800)      $    (155)
                                                ========        ========        ========        ========

     Components of net deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                            1996           1995
                                                                        ------------   ------------
    Current tax assets related to:
      Reserves not yet deducted.......................................    $  4,524       $  8,711
      Valuation allowance.............................................        (913)        (8,711)
                                                                          --------       --------

    Net current tax assets............................................       3,611             --

    Non-current tax assets related to:
      Reserves not yet deducted.......................................       4,134          6,611
      Reserve for retiree benefits....................................      46,277         45,817
      Loss carryforwards..............................................      62,953         70,334
      Investment tax credits..........................................       4,559          5,940
      Alternative minimum tax credits.................................       6,817          6,575
      Net state.......................................................       6,698         13,694
                                                                          --------       --------
                                                                           131,438        148,971
    Non-current tax liabilities related to:
      Fixed assets....................................................     (54,194)       (50,317)
      Other...........................................................     (14,932)        (6,688)
      Domestic joint ventures.........................................      (2,967)        (8,763)
                                                                          --------       --------
                                                                           (72,093)       (65,768)
      Valuation allowance.............................................     (11,980)       (89,891)
                                                                          --------       --------
    Total long-term net assets (liabilities)..........................      47,365         (6,688)
                                                                          --------       --------
    Total net federal tax assets (liabilities)........................    $ 50,976       $ (6,668)
                                                                          ========       ========

                           LONE STAR INDUSTRIES, INC.

     In accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets were used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then increase additional paid-in capital.

     Net income taxes paid during the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994 were $812,000, $395,000, $86,000 and $756,000, respectively.

21.  ASSET DISPOSITIONS

     In March 1997, the Company sold its central Illinois ready-mixed and other concrete operations, including inventories, for about $10,500,000 which approximated book value.

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

     The operations sold in 1997, 1995 and 1994 contributed the following results for the period through their respective dates of disposition (in thousands):

                                                                                            FOR THE
                                               FOR THE        FOR THE      FOR THE NINE      THREE
                                              YEAR ENDED     YEAR ENDED    MONTHS ENDED   MONTHS ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                 1996           1995           1994           1994
                                             ------------   ------------   ------------   ------------
    Net sales...............................   $ 21,613       $ 24,512       $ 26,820       $  3,168
    Pre-tax income (loss)...................   $  1,846       $     33       $    117       $ (1,015)

                           LONE STAR INDUSTRIES, INC.

22.  PRO FORMA INFORMATION

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

                           LONE STAR INDUSTRIES, INC.

           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1994

                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                   EFFECT OF
                                                                                    PLAN OF
                                                                                REORGANIZATION
                                                                                AND FRESH-START   PRO FORMA
                                                                   HISTORICAL      REPORTING       RESULTS
                                                                   ----------   ---------------   ---------
Revenues:
  Net sales......................................................   $   33.7        $  11.6        $  45.3
  Joint venture income...........................................        0.4           (0.3)           0.1
  Other income...................................................        2.7           (1.5)           1.2
                                                                    --------        -------        -------
                                                                        36.8            9.8           46.6
                                                                    --------        -------        -------
Deductions from revenues:
  Cost of sales..................................................       29.7           17.7           47.4
  Recovery of litigation settlement..............................       (6.5)            --           (6.5)
  Selling, general and administrative............................        9.9           (1.6)           8.3
  Depreciation and depletion.....................................        6.7           (0.6)           6.1
  Interest expense...............................................        0.2            2.0            2.2
                                                                    --------        -------        -------
                                                                        40.0           17.5           57.5
                                                                    --------        -------        -------
Loss before reorganization items.................................       (3.2)          (7.7)         (10.9)
Reorganization items:
  Adjustments to fair value......................................     (133.9)         133.9             --
  Other..........................................................      (13.4)          13.4             --
                                                                    --------        -------        -------
Total reorganization items.......................................     (147.3)         147.3             --
                                                                    --------        -------        -------
Loss before income taxes and extraordinary item..................     (150.5)         139.6          (10.9)
Credit (provision) for income taxes..............................       (0.2)           4.0            3.8
                                                                    --------        -------        -------
Loss before extraordinary item...................................     (150.7)         143.6           (7.1)
Extraordinary item: gain on discharge of prepetition
  liabilities....................................................      127.5         (127.5)            --
                                                                    --------        -------        -------
Loss before provision for preferred dividends....................   $  (23.2)       $  16.1        $  (7.1)
                                                                    ========        =======        =======
Primary and fully diluted loss per common share..................                                  $ (0.59)
                                                                                                   =======

                           LONE STAR INDUSTRIES, INC.

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

                           LONE STAR INDUSTRIES, INC.

           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                  ACTUAL
                                                                   PRO FORMA    RESULTS FOR    PRO FORMA
                                                                  RESULTS FOR    THE NINE       RESULTS
                                                                   THE THREE      MONTHS        FOR THE
                                                                    MONTHS         ENDED      YEAR ENDED
                                                                     ENDED       DECEMBER      DECEMBER
                                                                   MARCH 31,        31,           31,
                                                                     1994          1994          1994
                                                                  -----------   -----------   -----------
Revenues:
  Net sales.....................................................    $  45.3       $ 261.6       $ 306.9
  Joint venture income..........................................        0.1           4.5           4.6
  Other income..................................................        1.2           3.8           5.0
                                                                     ------        ------        ------
                                                                       46.6         269.9         316.5
                                                                     ------        ------        ------
Deductions from revenues:
  Cost of sales.................................................       47.4         177.0         224.4
  Recovery of litigation settlement.............................       (6.5)           --          (6.5)
  Selling, general and administrative...........................        8.3          23.8          32.1
  Depreciation and depletion....................................        6.1          17.2          23.3
  Interest expense..............................................        2.2           6.8           9.0
                                                                     ------        ------        ------
                                                                       57.5         224.8         282.3
                                                                     ------        ------        ------
Income (loss) before income taxes...............................    $ (10.9)      $  45.1          34.2
                                                                     ======        ======
Provision for income taxes......................................                                  (12.0)
                                                                                                 ------
Net income......................................................                                $  22.2
                                                                                                 ======
Primary income per common share.................................                                $  1.76
                                                                                                 ======
Fully diluted income per common share...........................                                $  1.75
                                                                                                 ======

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

     The operating results of the assets and liabilities which were transferred to a liquidating subsidiary for distribution for the benefit of creditors have been eliminated from the pro forma statements of operations.

     Cost of sales has been adjusted to reflect the write-up of inventory in accordance with fresh-start reporting.

                           LONE STAR INDUSTRIES, INC.

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

23.  REORGANIZATION ITEMS

     The effects of transactions occurring as a result of the Chapter 11 filings have been segregated from ordinary operations in the accompanying consolidated statements of operations. Such items for the three months ended March 31, 1994, include the following (in thousands):

                                                                                       FOR THE
                                                                                     THREE MONTHS
                                                                                        ENDED
                                                                                      MARCH 31,
                                                                                         1994
                                                                                     ------------
    Professional fees and administrative expenses..................................   $  (15,431)
    Interest income................................................................        2,035
                                                                                       ---------
                                                                                         (13,396)
    Adjustments to fair value......................................................     (133,917)
                                                                                       ---------
                                                                                      $ (147,313)
                                                                                       =========

     Professional fees and administrative expenses related to the Chapter 11 proceedings were expensed as incurred. Interest income represents interest earned on cash accumulated as a result of the Chapter 11 proceedings.

24.  ENVIRONMENTAL MATTERS

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative

                           LONE STAR INDUSTRIES, INC.

proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites.

     The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates ranging from 1996 through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On March 20, 1996, the EPA announced proposed separate, more stringent MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards are subject to public comment and are not anticipated by the Company to be effective prior to early 1999 and thereafter will be implemented over a three-year period. They are extremely lengthy and complex and, depending on their terms when they become effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in the second quarter of 1997.

     The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, on January 31, 1995, the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time precisely what new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs) would be incurred by the Company to comply with these requirements, the EPA announced in 1996 that regulations will be promulgated through a rulemaking scheduled to be completed in late 1997, and that, thereafter, these rules would become effective in 1998 and thereafter will be implemented over a three-year period. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

     In 1995, the State of Indiana made a determination that the CKD stored at the Company's Greencastle plant is a Type I waste and requested that the Company apply for a formal permit for an on-site landfill for the CKD. The Company understands that similar notices were sent to other cement manufacturers in the State of Indiana. The Company is protesting this determination through legal channels and has received a stay to allow it to demonstrate that current management practices pose no threat to the environment. The Company believes that the State's determination ultimately will be reversed or the Company will receive the needed permit or other adequate relief, such as an agreed order requiring certain additional waste management procedures that are less stringent than those generally required for

                           LONE STAR INDUSTRIES, INC.

Type I wastes. If the Company is not successful in this regard, however, like other Indiana cement producers, the Greencastle plant could incur substantially increased operating and capital costs.

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, in the past Lone Star has been involved in certain environmental enforcement proceedings seeking civil penalties and injunctive relief for past non-compliance, and there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. While, as noted above, wastes produced by the Company generally are not classified as hazardous wastes, many of the raw materials, by-products and wastes currently and previously produced, used or disposed of by the Company or its predecessors contain chemical elements or components that have been designated as hazardous substances or which otherwise may cause environmental contamination. Hazardous substances are or have been used or produced by the Company in connection with its cement manufacturing operations (e.g. grinding compounds, refractory bricks), quarrying operations (e.g. blasting materials), equipment operation and maintenance (e.g. lubricants, solvents, grinding aids, cleaning aids, used oils), and hazardous waste fuel burning operations. Past operations of the Company have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites. Available factual information indicates that the Company's disposal of waste at these Superfund sites (other than sites that have been remediated or as to which the Company has entered into settlement agreements with the EPA) was small or non-existent, and the Company may have certain defenses arising out of its reorganization. The Company has received a letter from EPA Region 4 reasserting a claim for approximately $830,000 of oversight costs and accrued interest associated with the Company's cleanup of the site of a former woodtreating operation in Dania, Florida. The Company is contesting this claim. The Company is also reviewing certain of its inactive properties to determine if any remedial action may be required at these sites.

     The December 31, 1996 consolidated balance sheet includes accruals of $6,600,000 which represent the Company's current estimate of its liability related to future remediation costs at sites where known environmental conditions exist. The Company believes these reserves to be adequate for known environmental matters.

                           LONE STAR INDUSTRIES, INC.

25.  LITIGATION

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and plans to contest the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. In March 1997, the owner of the demolished building brought suit against San-Vel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Engineering studies also have reportedly been conducted, and the Company has not received the results of these studies. The Company believes that the cement component of the concrete used to produce the pilings in certain of these buildings, including the demolished building, was produced by it at one of its formerly owned cement plants. There has been no indication that the cement was defective. The Company plans to contest this lawsuit vigorously, and believes that it has good defenses to the lawsuit, however the litigation is at a very preliminary stage, and no assurances as to its ultimate outcome can be given. All of these matters are being defended by the Company's insurers.

26.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands except per share data):

                                                                               QUARTER
                                                               ---------------------------------------
                              1996                              FIRST     SECOND     THIRD     FOURTH
    ---------------------------------------------------------  -------   --------   --------   -------
    Net sales................................................  $52,987   $102,307   $118,349   $94,030
    Gross profit.............................................  $ 2,208   $ 31,989   $ 42,993   $29,771
    Net income (loss)........................................  $(3,276)  $ 17,263   $ 25,346   $14,827
                                                               -------   --------   --------   -------
    Primary net income (loss) per common share...............  $ (0.29)  $   1.26   $   1.86   $  1.13
                                                               -------   --------   --------   -------
    Fully diluted net income (loss) per common share.........  $ (0.29)  $   1.26   $   1.86   $  1.13
                                                               -------   --------   --------   -------

                                                                              QUARTER
                                                              ----------------------------------------
                              1995                             FIRST      SECOND     THIRD     FOURTH
    --------------------------------------------------------  --------   --------   --------   -------
    Net sales...............................................  $ 52,711   $ 87,553   $100,611   $82,133
    Gross profit............................................  $    427   $ 26,563   $ 31,478   $23,491
    Net income (loss).......................................  $ (5,082)  $ 12,133   $ 18,122   $10,589
                                                               -------   --------   --------   -------
    Primary net income (loss) per common share..............  $  (0.42)  $   0.89   $   1.30   $  0.79
                                                               -------   --------   --------   -------
    Fully diluted net income (loss) per common share........  $  (0.42)  $   0.89   $   1.30   $  0.78
                                                               -------   --------   --------   -------

---------------

(1) Gross profit is net of depreciation expense relating to cost of sales of $23,598,000 and $23,107,000, in the years ended December 31, 1996 and 1995, respectively.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1996 and 1995 does not equal the total computed for the year due primarily to the use of the modified treasury stock method throughout the two years except for the first quarter of 1996 and 1995 in which the result was anti-dilutive and the effect of the repurchase of common stock by the Company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS AND SCHEDULE: See Index to Financial Statements and Schedule on page 17 of this Report.

        2. EXHIBITS:

             2.1       -- Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy
                          Code dated December 10, 1990 (incorporated herein by reference on Exhibit 28A of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1990).
             2.2       -- Modified Amended Disclosure Statement Regarding Debtors' Modified Amended
                          Consolidated Plan of Reorganization and exhibits thereto (incorporated herein by reference to the Registrant's Form T-3 filed January 14, 1994).
             2.3       -- Modification of Debtor's Plan of Reorganization (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated
                          March 1, 1994).
             2.4       -- Order Confirming Debtors' Modified Amended and Consolidated Plan of
                          Reorganization Under Chapter 11 of the Bankruptcy Code dated February 17, 1994
                          (incorporated herein by reference to Exhibit 28E of the Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1993).
             3.1       -- Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the
                          year ended December 31, 1994).
             3.2       -- Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995).
             3.3       -- Amended By-Laws (incorporated herein by reference to Exhibit 3(ii) of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
             4.1       -- Form of Note Purchase Agreement, dated as of March 10, 1997, relating to the
                          Company's $50 million principal amount of 7.31% Senior Notes Due 2007 (filed herewith).
             4.2       -- Warrant Agreement, dated April 13, 1994, between Lone Star Industries, Inc. and
                          Chemical Bank, as Warrant Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1994).
             4.3       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).

            10.1       -- Settlement Agreement, dated as of February 4, 1994, between Lone Star
                          Industries, Inc., et al. and the Official Committee of Retired Employees of
                          Lone Star Industries, Inc., et al. (incorporated herein by reference to Exhibit
                          10.23 of the Registrant's Registration Statement on Form S-1, File Number
                          33-55377).
            10.2       -- Agreement, dated as of March 11, 1994, by and between the Debtors and the
                          Unions (incorporated herein by reference to Exhibit 10.25 of the Registrant's
                          Registration Statement on Form S-1, File Number 33-55377).
            10.3       -- Registration Rights Agreement, dated as of July 18, 1994, among Lone Star
                          Industries, Inc., Metropolitan Life Insurance Company, Metropolitan Insurance
                          and Annuity Company and TCW Special Credits, as Agent and Nominee (incorporated herein by reference to Exhibit 10.22 of the Registrant's Registration Statement
                          on Form S-1, File Number 33-55377).
            10.4       -- Rights Agreement, dated as of November 10, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank (incorporated herein by reference to the Registrant's
                          Form 8-A, dated November 17, 1994).
           *10.5       -- Amended and Restated Employment Agreement, dated as of February 1, 1996, between David W. Wallace and Lone Star Industries, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for
                          the year ended December 31, 1995).
           *10.6       -- Amended and Restated Employment Agreement, dated as of February 1, 1996 (the
                          "Troutman Employment Agreement"), between William M. Troutman and Lone Star
                          Industries, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1995).
          10.6(i)      -- Amendment No. 1, effective August 1, 1996, to the Troutman Employment Agreement
                          (filed herewith).
           *10.7       -- Amended and Restated Agreement, dated November 20, 1996, between William M.
                          Troutmen and Lone Star Industries, Inc. (filed herewith).
           *10.8       -- Stock Option Agreement, dated as of June 8, 1994, between William M. Troutman and Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10E(iii) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.9       -- Form of Indemnification Agreement entered into between Lone Star Industries,
                          Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1994).
           *10.10      -- Form of "Change of Control" agreement for certain executive officers of Lone
                          Star Industries, Inc. (incorporated herein by reference to Exhibit 10.14 of the
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
           *10.11      -- Form of 25,000 shares stock option agreement for executive officers of Lone
                          Star Industries, Inc. (incorporated herein by reference to Exhibit 10I of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.12      -- Form of 75,000 shares stock option agreement for executive officers of Lone
                          Star Industries, Inc. (incorporated herein by reference to Exhibit 10J of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1994).
           *10.13      -- Lone Star Industries, Inc. Rosebud Incentive Plan (incorporated herein by reference to Exhibit 10K of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1994).
           *10.14      -- Lone Star Industries, Inc. Management Stock Option Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement, dated
                          May 11, 1994).
           *10.15      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement,
                          dated May 11, 1994).
           *10.16      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix C of the Registrant's Definitive Proxy Statement,
                          dated May 11, 1994).

           *10.17      -- Lone Star Industries, Inc. 1996 Long Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement,
                          dated April 1, 1996).
           *10.18      -- Lone Star Industries, Inc. Supplemental Executive Retirement Plan, effective
                          July 1, 1996 (filed herewith).
           *10.19      -- Lone Star Industries, Inc. Executive Incentive Plan (filed herewith).
           *10.20      -- Lone Star Industries, Inc. Voluntary Deferred Compensation Plan for
                          Non-Employee Directors (incorporated herein by reference to Appendix B of the
                          Registrant's Definitive Proxy Statement, dated April 1, 1996).
            11         -- Statement re computation of per share earnings (filed herewith).
            12         -- Statement re computation of per share earnings to fixed charges (filed herewith).
            21         -- Subsidiaries of the Company (filed herewith).
            23         -- Consent of Coopers & Lybrand L.L.P. (filed herewith).
            27         -- Financial Data Schedules (filed herewith).

     (b) Reports on Form 8-K.

        Not applicable.
---------------

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

                                                   Date: March 26, 1997

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

              SIGNATURE                              TITLE OR CAPACITY                        DATE
-------------------------------------  ----------------------------------------------    ---------------

        /s/ DAVID W. WALLACE           Director, Chairman of the Board and Chief         March 24, 1997
-------------------------------------  Executive Officer
          DAVID W. WALLACE

         /s/ JAMES E. BACON            Director                                          March 24, 1997
-------------------------------------
           JAMES E. BACON

       /s/ THEODORE F. BROPHY          Director                                          March 24, 1997
-------------------------------------
         THEODORE F. BROPHY

        /s/ ARTHUR B. NEWMAN           Director                                          March 18, 1997
-------------------------------------
          ARTHUR B. NEWMAN

        /s/ ALLEN E. PUCKETT           Director                                          March 12, 1997
-------------------------------------
          ALLEN E. PUCKETT

     /s/  ROBERT G. SCHWARTZ           Director                                          March 25, 1997
-------------------------------------
         ROBERT G. SCHWARTZ

       /s/ WILLIAM M. TROUTMAN         Director, President and Chief Operating           March 26, 1997
-------------------------------------  Officer
         WILLIAM M. TROUTMAN

                                       Director
-------------------------------------
          JACK R. WENTWORTH

       /s/ WILLIAM E. ROBERTS          Vice President, Chief Financial Officer,          March 26, 1997
-------------------------------------  Controller and Treasurer
         WILLIAM E. ROBERTS

                           LONE STAR INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995, THE NINE MONTHS ENDED
          DECEMBER 31, 1994 AND THE THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                              BALANCE      --------------------------
                                                AT         CHARGED TO       CHARGED                         BALANCE AT
                                             BEGINNING     COSTS AND       TO OTHER                           END OF
                DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS(2)     DEDUCTIONS(1)       PERIOD
-------------------------------------------  ---------     ----------     -----------     -------------     ----------
FOR THE YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts deducted
  from notes and accounts receivable.......   $ 5,936           270          1,401            2,508           $5,099
                                               ======           ===            ===            =====           ======
FOR THE YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $ 7,226           399            509            2,198           $5,936
                                               ======           ===            ===            =====           ======
FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $ 8,843           700             54            2,371           $7,226
                                               ======           ===            ===            =====           ======
FOR THE THREE MONTHS ENDED MARCH 31, 1994
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $ 8,913           260             15              345           $8,843
                                               ======           ===            ===            =====           ======

------------------------

     (1) Deductions in the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1994 primarily represent uncollectible accounts charged off. Deductions in the three months ended March 31, 1994 also include certain adjustments related to the Company's emergence from its Chapter 11 proceedings.

     (2) Represents recoveries of accounts previously charged off, and reserves related to dispositions.

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of Lone Star Industries, Inc. on Form S-3 (File No. 33-55377) and S-8 (File Nos. 33-55277, 33-55261, 33-55229, 333-11057 and 333-11059) of our report, dated
February 3, 1997, which includes an explanatory paragraph related to the Company's reorganization effective April 14, 1994, accompanying the consolidated financial statements and financial statement schedule of Lone Star Industries, Inc. and Consolidated Subsidiaries as of December 31, 1996 and 1995, and for the years ended December 31, 1996 and 1995, the nine months ended December 31, 1994 and the three months ended March 31, 1994, which report is included in this Annual Report on Form 10-K.

Coopers & Lybrand L.L.P.
Stamford, Connecticut
March 24, 1997

                                [RECYCLED LOGO]

BOARD OF DIRECTORS                             CORPORATE HEADQUARTERS AND
                                               INVESTOR RELATIONS
   DAVID W. WALLACE                            Lone Star Industries, Inc.
   Chairman & Chief Executive Officer          300 First Stamford Place
                                               P.O. Box 120014
   WILLIAM M. TROUTMAN                         Stamford, CT 06912-0014
   President & Chief Operating Officer         Attn: Thomas S. Hoelle,
                                               Vice President--Planning
   JAMES E. BACON                              Telephone: (203) 969-8600
   Former Executive Vice President             Fax: (203) 969-8546
      and Director
   United States Trust Company                 OPERATIONS OFFICES
                                               162 Old Mill Road
   THEODORE F. BROPHY                          West Nyack, NY 10994
   Former Chairman & Chief Executive           and
      Officer                                  8902 Vincennes Circle
   GTE Corporation                             Suite A
                                               Indianapolis, IN 46268
   ARTHUR B. NEWMAN
   Member                                      JOINT VENTURE
   Blackstone Group Holdings L.L.C.            Kosmos Cement Company
                                               15301 Dixie Highway
   ALLEN E. PUCKETT                            Kosmosdale, KY 40272
   Chairman Emeritus
   Hughes Aircraft Company                     SECURITY LISTINGS
                                               Lone Star common shares and
   ROBERT G. SCHWARTZ                          common share warrants are listed
   Former Chairman, President                  on the New York Stock Exchange.
      and Chief Executive Officer              The trading symbols are:
   Metropolitan Life Insurance Company         Common Stock LCE
                                               Warrants LCE WS
   JACK R. WENTWORTH                           AUDITORS
   Arthur M. Weimer Professor Emeritus         Coopers & Lybrand L.L.P.
      and Former Dean of Graduate
      School of Business                       TRANSFER AGENT, REGISTRAR
   Indiana University                          AND DIVIDEND DISBURSING AGENT
                                               FOR COMMON STOCK
                                               ChaseMellon Shareholder Services,
                                               L.L.C.    Overpeck Centre
                                               85 Challenger Road
                                               P.O. Box 590
                                               Ridgefield Park, NJ 07660
                                               Telephone: (800) 851-9677

                                [LONE STAR LOGO]

                           Lone Star Industries, Inc.
                            300 First Stamford Place
                               Stamford, CT 06912

                                 EXHIBIT INDEX

         Exhibit                                        Description                                 Page
        ---------         -----------------------------------------------------------------------   -----
             2.1       -- Voluntary Petition for Relief under Chapter 11 of the United States
                          Bankruptcy Code dated December 10, 1990 (incorporated herein by reference on Exhibit 28A of the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1990).
             2.2       -- Modified Amended Disclosure Statement Regarding Debtors' Modified
                          Amended Consolidated Plan of Reorganization and exhibits thereto
                          (incorporated herein by reference to the Registrant's Form T-3 filed
                          January 14, 1994).
             2.3       -- Modification of Debtor's Plan of Reorganization (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K
                          dated March 1, 1994).
             2.4       -- Order Confirming Debtors' Modified Amended and Consolidated Plan of
                          Reorganization Under Chapter 11 of the Bankruptcy Code dated February
                          17, 1994 (incorporated herein by reference to Exhibit 28E of the
                          Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1993).
             3.1       -- Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1994).
             3.2       -- Certificate of Amendment of Restated Certificate of Incorporation
                          (incorporated herein by reference to Exhibit 3.1 of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
             3.3       -- Amended By-Laws (incorporated herein by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1994).
             4.1       -- Form of Note Purchase Agreement, dated as of March 10, 1997, relating to the Company's $50 million principal amount of 7.31% Senior Notes Due
                          2007 (filed herewith).
             4.2       -- Warrant Agreement, dated April 13, 1994, between Lone Star Industries,
                          Inc. and Chemical Bank, as Warrant Agent (incorporated herein by reference to Exhibit 4B of the Registrant's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1994).
             4.3       -- Rights Agreement, dated as of November 10, 1994, between Lone Star
                          Industries, Inc. and Chemical Bank (incorporated herein by reference to the Registrant's Form 8-A, dated November 17, 1994).
            10.1       -- Settlement Agreement, dated as of February 4, 1994, between Lone Star
                          Industries, Inc., et al. and the Official Committee of Retired
                          Employees of Lone Star Industries, Inc., et al. (incorporated herein by reference to Exhibit 10.23 of the Registrant's Registration Statement
                          on Form S-1, File Number 33-55377).
            10.2       -- Agreement, dated as of March 11, 1994, by and between the Debtors and the Unions (incorporated herein by reference to Exhibit 10.25 of the
                          Registrant's Registration Statement on Form S-1, File Number 33-55377).
            10.3       -- Registration Rights Agreement, dated as of July 18, 1994, among Lone
                          Star Industries, Inc., Metropolitan Life Insurance Company,
                          Metropolitan Insurance and Annuity Company and TCW Special Credits, as
                          Agent and Nominee (incorporated herein by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1, File Number
                          33-55377).
            10.4       -- Rights Agreement, dated as of November 10, 1994, between Lone Star
                          Industries, Inc. and Chemical Bank (incorporated herein by reference to the Registrant's Form 8-A, dated November 17, 1994).

         Exhibit                                        Description                                 Page
        ---------         -----------------------------------------------------------------------   -----
           *10.5       -- Amended and Restated Employment Agreement, dated as of February 1,
                          1996, between David W. Wallace and Lone Star Industries, Inc.
                          (incorporated by reference to Exhibit 10.6 of the Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1995).
           *10.6       -- Amended and Restated Employment Agreement, dated as of February 1, 1996
                          (the "Troutman Employment Agreement"), between William M. Troutman and
                          Lone Star Industries, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 1995).
          10.6(i)      -- Amendment No. 1, effective August 1, 1996, to the Troutman Employment
                          Agreement (filed herewith).
           *10.7       -- Amended and Restated Agreement, dated November 20, 1996, between
                          William M. Troutmen and Lone Star Industries, Inc. (filed herewith).
           *10.8       -- Stock Option Agreement, dated as of June 8, 1994, between William M.
                          Troutman and Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10E(iii) of the Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1994).
           *10.9       -- Form of Indemnification Agreement entered into between Lone Star
                          Industries, Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's Quarterly Report
                          on Form 10-Q for the quarter ended June 30, 1994).
           *10.10      -- Form of "Change of Control" agreement for certain executive officers of
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10.14 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 1995).
           *10.11      -- Form of 25,000 shares stock option agreement for executive officers of
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10I of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.12      -- Form of 75,000 shares stock option agreement for executive officers of
                          Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
                          10J of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.13      -- Lone Star Industries, Inc. Rosebud Incentive Plan (incorporated herein by reference to Exhibit 10K of the Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1994).
           *10.14      -- Lone Star Industries, Inc. Management Stock Option Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy
                          Statement, dated May 11, 1994).
           *10.15      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy
                          Statement, dated May 11, 1994).
           *10.16      -- Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by reference to Appendix C of the Registrant's Definitive Proxy
                          Statement, dated May 11, 1994).
           *10.17      -- Lone Star Industries, Inc. 1996 Long Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy
                          Statement, dated April 1, 1996).
           *10.18      -- Lone Star Industries, Inc. Supplemental Executive Retirement Plan,
                          effective July 1, 1996 (filed herewith).
           *10.19      -- Lone Star Industries, Inc. Executive Incentive Plan (filed herewith).

         Exhibit                                        Description                                 Page
        ---------         -----------------------------------------------------------------------   -----
           *10.20      -- Lone Star Industries, Inc. Voluntary Deferred Compensation Plan for
                          Non- Employee Directors (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy Statement, dated April 1, 1996).
            11         -- Statement re computation of per share earnings (filed herewith).
            12         -- Statement re computation of per share earnings to fixed charges (filed herewith).
            21         -- Subsidiaries of the Company (filed herewith).
            23         -- Consent of Coopers & Lybrand L.L.P. (filed herewith).
            27         -- Financial Data Schedules (filed herewith).

     (b) Reports on Form 8-K.

        Not applicable.
---------------

* Indicates management contract or compensatory plan or arrangement.