Form 10-Q
period 1997-03-31
LONE STAR INDUSTRIES INC
filed 1997-05-09
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of May 5, 1997:

       Common Stock, par value $1 per share - 10,994,100 shares













TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three Months Ended March 31, 1997 and 1996
  (Unaudited)...........................................3

Consolidated Statements of Retained Earnings -
   For the Three Months Ended March 31, 1997 and
   1996 Unaudited)......................................4

Consolidated Balance Sheets - March 31, 1997
   (Unaudited) and December 31, 1996....................5

Consolidated Statements of Cash Flows - For the
   Three Months Ended March 31, 1997 and 1996
  (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........13

PART II.	OTHER INFORMATION......................................18

SIGNATURES........................................................19









PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)



                                      For the Three Months
                                      Ended March 31,
                                                      1997              1996


Consolidated Income
Revenues:

 Net sales                                          $ 60,836         $ 52,987
 Joint venture income                                    742              530
 Other income, net                                       674            1,563
                                                      62,252           55,080

Deductions from revenues:
 Cost of sales                                        46,183           44,941
 Selling, general and administrative expenses          7,704            7,211
 Depreciation and depletion                            6,253            5,944
 Interest expense                                      1,714            1,874
                                                      61,854           59,970

Income (loss) before income taxes                        398          ( 4,890)

(Provision) credit for income taxes                     (134)           1,614

Net income (loss) applicable to common stock        $    264         $( 3,276)

Weighted average common shares outstanding            10,853           11,475

Primary and fully diluted income (loss) per common  $   0.02         $(  0.29)
  share

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.



















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS(Unaudited)
(In Thousands)




                                           For the Three Months
                                            Ended March 31,
                                                       1997             1996


Retained earnings, beginning of period             $  115,228      $   63,315

Net income(loss)                                          264          (3,276)

Dividends                                                (547)           (574)

Retained earnings, end of period                   $  114,945      $   59,465




The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.












LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                      March 31,   December 31,
                                                        1997          1996
                                                     (Unaudited)
Assets:
   Current assets:
    Cash including cash equivalents of $91,934
     and $69,768                                     $   92,469    $   71,215
    Accounts and notes receivable, net                   33,691        33,336
    Inventories:
      Finished goods                                     26,552        24,913
      Work in process and raw materials                   8,901         5,347
      Supplies and fuel                                  22,670        23,609
                                                         58,123        53,869

    Deferred tax asset                                    3,611         3,611
    Other current assets                                  3,887         3,183
      Total current assets                              191,781       165,214

   Joint ventures                                        19,747        19,505

   Property, plant and equipment                        381,764       383,974
   Less accumulated depreciation and depletion           63,588        60,992
                                                        318,176       322,982

   Deferred tax asset                                    49,573        47,365
   Other assets and deferred charges                      7,214         7,085
      Total assets                                   $  586,491    $  562,151


Liabilities and Shareholders' Equity:
   Current Liabilities:
    Accounts payable                                 $   13,261    $   12,562
    Accrued liabilities                                  40,406        44,238
    Senior notes payable                                 50,000        28,000
    Other current liabilities                             3,415         3,436
      Total current liabilities                         107,082        88,236


   Senior notes payable                                  50,000        50,000
   Postretirement benefits other than pensions          132,059       132,219
   Other liabilities                                     26,643        27,414
   Contingencies (See Notes 8 and 9)

      Total liabilities                                 315,784       297,869

Shareholders' Equity:
  Common stock                                           12,088        12,087
  Warrants to purchase common stock                      15,571        15,574
  Additional paid-in capital                            161,905       163,664
  Retained earnings                                     114,945       115,228
  Treasury stock, at cost                               (33,802)      (42,271)
                                                        270,707       264,282
      Total liabilities and shareholders' equity     $  586,491    $  562,151


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.













































LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)


                                      For the Three Months
                                       Ended March 31,
                                                    1997              1996


Cash Flows from Operating Activities:

Net income (loss)                                  $      264        $ (3,276)
Adjustments to arrive at net cash used by
 operating activities:
  Depreciation and depletion                            6,253           5,944
  Deferred income taxes                                   134          (1,614)
  Changes in operating assets and liabilities:
    Accounts and notes receivable                       1,431           6,160
    Inventories and other current assets               (7,311)        (10,743)
    Accounts payable and accrued liabilities           (4,305)           (598)
  Equity income, net of dividends received               (242)            970
  Pension funding less than(in excess of)
   expense                                                428          (1,556)
  Other, net                                             (577)            305
Net cash used by operating activities                  (3,925)         (4,408)

Cash Flows from Investing Activities:

Capital expenditures                                  (10,080)         (9,533)
Proceeds from sale of assets                            9,448             104
Net cash used by investing activities                    (632)         (9,429)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term senior notes       50,000              -
Redemption of long-term senior notes                  (28,000)             -
Proceeds from exercise of warrants                         16              6
Purchase of treasury stock                                 -            (979)
Dividends paid                                           (547)          (574)
Proceeds from exercise of options                       4,342             -
Net cash provided (used) by financing activities       25,811         (1,547)

Net increase (decrease)in cash and cash
 equivalents                                           21,254        (15,384)

Cash and cash equivalents, beginning of period         71,215         50,049
Cash and cash equivalents, end of period           $   92,469     $   34,665


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and the cash flows for the three months ended March 31, 1997 and 1996.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1996. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.


Note 2 - Common Stock

In February 1997, the Board of Directors declared a $0.05 dividend per common share, which was paid on March 14, 1997 to shareholders of record as of March 1, 1997. During the first quarter of 1997, 275,000 employee stock options were exercised for a total of $4,342,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three months ended March 31, 1997 and 1996 was $4,271,000 and $3,932,000, respectively. Income taxes paid during the three months ended March 31, 1997 and 1996, were $23,000 and $229,000, respectively.


Note 4 - Interest

Interest expense of $1,926,000 and $1,982,000 has been accrued for the three months ended March 31, 1997 and 1996, respectively. Interest capitalized during the three months ended March 31, 1997 and 1996, was $212,000 and $108,000, respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share", except when primary and fully diluted earnings per share are anti-dilutive. Primary earnings per share for the three months ended March 31, 1997 and 1996 were calculated based on adjusted weighted average shares outstanding of 13,093,716 and 11,475,043, and net income of $264,000 and net loss of $3,276,000, respectively.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS No.128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company expects the impact of the adoption of this statement will have no impact on reported EPS for the first quarter of 1997 or 1996 but will increase previously reported annual EPS amounts.


Note 6 - Sale of Assets

In March 1997, the Company sold its central Illinois ready-mixed and other concrete operations, including inventories, for about $10,500,000 which approximated book value. The total proceeds included a note receivable for $1,650,000.


Note 7 - Senior Notes Payable

In March 1997, the Company redeemed $28,000,000 of its 10% senior notes and called for the early redemption of the remaining $50,000,000 in the second quarter of 1997. In March 1997, the Company issued $50,000,000 of 7.31% senior notes due 2007. On April 21, 1997, the remaining $50,000,000 of the 10% senior notes were redeemed at par plus accrued interest of $1,125,000.


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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On April 22, 1997, the EPA announced new proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards are in some respects more, and in some less, restrictive than the MACT standards proposed in 1996. They are subject to public comment and are not anticipated by the Company to be effective prior to early 1998 and thereafter will be implemented over a three-year period. They are extremely lengthy and complex and, depending on their terms when they become effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in the third quarter of 1997.

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
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition

	The Company believes that cash and marketable securities on hand of $92.5 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	In March 1997, the Company sold its two ready-mixed and other concrete operations in Illinois for about $10.5 million, which approximated book value.

	On March 12, 1997, the Company redeemed $28.0 million of its $78.0 million 10% senior notes. The notes were paid from cash on hand. In addition, the Company entered into a long-term private placement agreement for $50.0 million of 7.31% senior notes due 2007. On April 21, 1997, the Company redeemed the balance of the 10% senior notes at par plus accrued interest of approximately
$1.1 million.

	In March 1997, the Company canceled its $35.0 million revolving credit agreement and is currently in negotiations to replace the agreement with a new unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants. The Company expects this line of credit facility to be in place by the end of the second quarter.

	Cash outflows from operating activities of $3.9 million for the three months ended March 31, 1997 primarily reflect increases in working capital partly offset by income from operations.

	During the three months ended March 31, 1997, the Company used $0.6 million for investing activities, representing capital expenditures of $10.1 million offset by $8.9 million of cash proceeds received for the sale of the Company's two ready-mixed and other concrete operations in Illinois.

	Net cash inflows from financing activities of $25.8 million for the three months ended March 31, 1997 primarily reflect the proceeds from the long-term private placement of the 7.31% senior notes and the exercise of employee stock options, partially offset by the redemption of $28.0 million of the 10% senior notes in March 1997.

	Working capital on March 31, 1997 was $84.7 million as compared to $77.0 million on December 31, 1996. Current assets increased $26.6 million primarily due to higher marketable securities and inventory balances. Current liabilities increased $18.8 million primarily due to the reclassification of $50.0 million of 10% senior notes to current liabilities, reflecting the April 1997 redemption, partially offset by the redemption of the $28.0 million of the 10% senior notes.

 The $2.2 million increase in the Company's deferred tax asset is primarily due to the tax benefit recognized related to the exercise of employee stock options. The investment in joint ventures at March 31, 1997 was consistent with the year-end balance as cash distributions paid by Kosmos Cement Company approximated the Company's share of equity earnings. Net property, plant and equipment decreased $4.8 million reflecting depreciation and the sale of the Company's two ready-mixed and other concrete operations in Illinois, partially offset by capital expenditures.

	In February 1997, the Company's Board of Directors declared a $0.05 per share dividend which was paid on March 14, 1997 to shareholders of record as of March 1, 1997. Total dividends paid were approximately $0.5 million.

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites (See Note 8).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first three months of 1997 did not have a material effect on the financial condition or cash flows of the Company.


Forward-Looking Statements

	This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement as a result of new information, future events or other factors.

	The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted. Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts and the continued availability of financing in the amounts, at the times and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.


Results of Operations

	Consolidated net sales of $60.8 million during the first quarter of 1997 were $7.8 million higher than the comparable prior-year period results. The increase in net sales primarily reflects cement price increases since April 1996 combined with higher cement shipments due to favorable weather conditions during 1997. The Company implemented price increases of $1 to $2 per ton in most markets effective April 1, 1997.

	Cement sales of $49.4 million during the first quarter of 1997 were $6.4 million greater than the comparable prior-year period results, primarily due to an 8% increase in the average net realized selling prices for the first three months of 1997 over the comparable period in 1996. In addition, cement shipments for 1997 were 7% above the comparable period in 1996 due to favorable weather conditions in 1997 versus the harsh conditions in 1996.

	Sales of construction aggregates of $5.7 million during 1997 were $2.6 million higher than the comparable prior-year period results. This is primarily attributable to higher average net realized selling prices and a substantial increase in overall construction aggregate shipments reflecting favorable weather conditions and increased demand in 1997.

	Ready-mixed concrete and other operations sales during the first quarter of 1997 were $5.8 million, $1.2 million below the comparable prior-year period results, primarily reflecting lower shipments during the first three months of 1997, partly offset by higher selling prices. The lower shipments primarily reflect extremely wet weather during the months of February and March in the Memphis, Tennessee area. The Company's central Illinois ready-mixed and other concrete operations were sold in March 1997.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Gross profit from the cement operations was $11.0 million in 1997 as compared to gross profit of $5.9 million for the comparable prior-year period. Gross profit was higher than the previous year at every plant during the first quarter of 1997 reflecting higher cement selling prices and shipments than in 1996. In addition, lower overall repair and maintenance costs in 1997 contributed to the improvement in gross profit.

	Construction aggregates had a loss at the gross profit level of $2.8 million during the first quarter of 1997 which was $1.3 million better than the comparable prior-year period. The improved 1997 first quarter results primarily reflect higher average selling prices and shipments.

	Gross profit from ready-mixed concrete and other construction products was $0.3 million for 1997, a $0.1 million decrease from the comparable prior-year period. These results primarily reflect a decrease in shipments, partly offset by higher prices.


	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales
(which excludes depreciation related to office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $0.7 million during the first quarter of 1997 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest.
The results for the three months ended March 31, 1997 were $0.2 million higher than the comparable prior-year period reflecting higher net realized selling prices, higher shipments and lower production costs.

	Other income of $0.7 million during the first quarter of 1997 decreased $0.9 million from the comparable prior-year period.
This decrease is due primarily to state and local tax refunds, including interest related to prior years, included in other income in 1996.

	Selling, general and administrative expenses of $7.7 million during the first quarter of 1997 represent an increase of $0.5 million over the comparable prior-year period expense. This increase primarily reflects higher selling and administrative expenses related to the Company's cement operations. Selling, general and administrative expenses for the three months ended
March 31, 1997 include $1.1 million of other postretirement benefit costs related to the Company's presently retired employees.

	Interest expense of $1.7 million in the first quarter of 1997 represents a decrease of $0.2 million over the comparable prior-year period expense. Capitalized interest was $0.2 million in the first quarter of 1997 and $0.1 million in the comparable prior-year period. The decrease in interest expense is primarily attributable to higher capitalized interest in 1997 and the early redemption of the $28.0 million 10% senior notes, offset partly by interest incurred during March 1997 on the new $50.0 million 7.31% senior notes.

	The income tax expense of $0.1 million during the first quarter of 1997, an increase of $1.7 million from the comparable prior-year period expense, primarily reflects pre-tax earnings in the first quarter of 1997 as compared to a loss in the prior-year period.

	Net income of $0.3 million, or $0.02 per share, during the first quarter of 1997 was $3.5 million, or $0.31 per share, higher than the comparable prior-year period results. This improvement is primarily due to improved results in the cement and construction aggregate product lines due to favorable weather conditions in 1997 as compared to 1996. Also contributing to the favorable increase in net income for the first quarter of 1997 over the prior-year results was lower interest expense, partly offset by increased selling, general and administrative expenses and increased income tax expense due to higher pre-tax earnings.


















PART II.  OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

	See Note 9 of Notes to Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

		11.	Statement Re Computation of Per Share Earnings.

		12.	Statement Re Computation of Ratio of Earnings to
			Fixed Charges.

		27.	Financial Data Schedule.

	(b)	Reports on Form 8-K

		Form 8-K, March 21, 1997 - Item 5 - Other Events.












                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: May 9, 1997				By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: May 9, 1997				By:    JAMES W. LANGHAM
							       James W. Langham
							        Vice President