Form 10-Q
period 1997-06-30
LONE STAR INDUSTRIES INC
filed 1997-07-31
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 1997:

       Common Stock, par value $1 per share - 10,994,904 shares

TABLE OF CONTENTS



                                                      PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 1997 and
   1996 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30, 1997
   and 1996 (Unaudited)..................................4

Consolidated Balance Sheets - June 30, 1997
   (Unaudited) and December 31, 1996.....................5

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1997 and 1996
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II. OTHER INFORMATION..............................18

SIGNATURES..............................................20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                             For the Three Months      For the Six Months
                                Ended June 30,            Ended June 30,
                              1997        1996          1997          1996

Revenues:
 Net sales                  $104,618    $102,307      $165,454      $155,294
 Joint venture income          2,335       1,947         3,077         2,477
 Other income, net               391         660         1,065         2,223
                            --------    --------      --------      --------
                             107,344     104,914       169,596       159,994
                            --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                62,535      64,637       108,718       109,578
 Selling, general and
  administrative expenses      7,473       7,049        15,177        14,260
 Depreciation and depletion    5,952       5,790        12,205        11,734
 Interest expense                804       1,672         2,518         3,546
                            --------    --------      --------      --------
                              76,764      79,148       138,618       139,118
                            --------    --------      --------      --------
Income before income
 taxes                        30,580      25,766        30,978        20,876
 Provision for income taxes  (10,399)     (8,503)      (10,533)       (6,889)
                            --------    --------      --------      --------
Net income applicable
 to common stock            $ 20,181    $ 17,263      $ 20,445      $ 13,987
                            ========    ========      ========      ========

Weighted average common
 shares outstanding           10,994      11,427        10,924        11,451
                            ========    ========      ========      ========
Primary income per common
 share                         $1.53       $1.26         $1.55         $1.05
                            ========    ========      ========      ========
Fully diluted income
  per common share             $1.50       $1.26         $1.52         $1.03
                            ========    ========      ========      ========


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.



LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)


                              For the Three Months       For the Six Months
                                 Ended June 30,             Ended June 30,
                               1997          1996         1997          1996

Retained earnings, beginning
 of period                  $ 114,945    $  59,465    $ 115,228     $  63,315

Net income                     20,181       17,263       20,445        13,987
Dividends                        (550)        (571)      (1,097)       (1,145)

                             ---------    ---------    ---------     ---------

Retained earnings, end of
 period                     $ 134,576     $ 76,157   $  134,576     $  76,157
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                     June 30,     December 31,
                                                       1997           1996
                                                   (Unaudited)

Assets:
  Current assets:
    Cash including cash equivalents of $48,952
     and $69,768                                     $ 50,864        $ 71,215
    Accounts and notes receivable, net                 49,982          33,336
    Inventories:
       Finished goods                                  22,437          24,913
       Work in process and raw materials                7,718           5,347
       Supplies and fuel                               23,178          23,609
                                                     --------        --------
                                                       53,333          53,869

    Deferred tax asset                                  3,611           3,611
    Other current assets                                6,352           3,183
                                                     --------        --------
       Total current assets                           164,142         165,214

  Joint ventures                                       20,582          19,505

  Property, plant and equipment                       392,176         383,974
  Less accumulated depreciation and depletion          69,491          60,992
                                                     --------        --------
                                                      322,685         322,982

Deferred tax asset                                     39,174          47,365
Other assets and deferred charges                       8,865           7,085
                                                     --------        --------

       Total assets                                  $555,448        $562,151
                                                     ========        ========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 11,647        $ 12,562
    Accrued liabilities                                41,461          44,238
    Senior notes payable                                  -            28,000
    Other current liabilities                           3,149           3,436
                                                      --------        --------

       Total current liabilities                       56,257          88,236

Senior notes payable                                   50,000          50,000
Postretirement benefits other than pensions           131,883         132,219
Other liabilities                                      26,863          27,414
Contingencies (Notes 9 and 10)
                                                     --------        --------


       Total liabilities                              265,003         297,869
                                                     --------        --------
Shareholders' Equity:
  Common stock                                         12,089          12,087
  Warrants to purchase common stock                    15,566          15,574
  Additional paid-in capital                          161,856         163,664
  Retained earnings                                   134,576         115,228
  Treasury stock, at cost                             (33,642)        (42,271)
                                                     --------        --------
       Total shareholders' equity                     290,445         264,282

       Total liabilities and shareholders'           --------        --------
        equity                                       $555,448        $562,151
                                                     ========        ========


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                               For the Six Months
                                                 Ended June 30,
                                               1997          1996

Cash Flows from Operating Activities:

Net income                                 $  20,445     $  13,987
Adjustments to arrive at net cash
 used by operating activities:
    Depreciation and depletion                12,205        11,734
    Deferred income taxes                     10,533         6,889
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (16,009)      (13,237)
        Inventories and other current
          assets                              (4,986)       (3,714)
        Accounts payable and
          accrued liabilities                 (5,940)       (3,060)
    Equity income, net of dividends
      received                                (1,077)         (977)
    Pension funding less than (in
      excess of) expense                         831        (3,111)
    Other, net                                  (153)         (475)
                                             --------      --------
Net cash provided by operating
  activities                                  15,849         8,036


Cash Flows from Investing Activities:

Capital expenditures                         (21,050)      (20,411)
Proceeds from sale of assets                   9,490            66
Other, net                                       -              82
                                             --------      --------
Net cash used by investing
  activities                                 (11,560)      (20,263)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term
  senior notes                                50,000           -
Redemption of long-term senior notes         (78,000)          -
Proceeds from exercise of warrants                38            66
Purchase of treasury stock                       -          (1,572)
Dividends paid                                (1,097)       (1,145)
Proceeds from exercise of options              4,419           -
                                            --------       --------
Net cash used by financing activities        (24,640)       (2,651)
                                            --------       --------
Net decrease in cash and cash
  equivalents                                (20,351)      (14,878)

Cash and cash equivalents, beginning of
  period                                      71,215        50,049
                                            --------      --------
Cash and cash equivalents, end of period   $  50,864     $  35,171
                                            ========      ========


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996.

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


Note 2 - Common Stock

In February and May 1997, the Board of Directors declared $0.05 dividends per common share, which were paid on March 14, 1997 and June 16, 1997 to shareholders of record as of March 1, 1997 and June 1, 1997. During the six months ended June 30, 1997, 280,000 employee stock options were exercised for a total of $4,419,000. In May 1997, the Board of Directors authorized the Company to purchase up to $25,000,000 of the Company's common stock and warrants.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the six months ended June 30, 1997 and 1996 was $5,396,000 and $3,966,000, respectively. Income taxes paid during the six months ended June 30, 1997 and 1996, were $290,000 and $35,000, respectively.


Note 4 - Interest

Interest expense of $1,205,000, $3,131,000, $1,984,000 and $3,966,000 has
been accrued for the three and six months ended June 30, 1997 and 1996, respectively. Interest capitalized during the three and six months ended June 30, 1997 and 1996, was $401,000, $613,000, $312,000 and $420,000,
respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion

No. 15, "Earnings per Share", except when primary and fully diluted earnings per share are anti-dilutive. Primary earnings per share for the three months ended June 30, 1997 and 1996 were calculated based on adjusted weighted average shares outstanding of 13,219,979 and 13,773,019, and net income of $20,181,000 and $17,399,000, respectively. Primary earnings per share for the six months ended June 30, 1997 and 1996 were calculated based on adjusted weighted average shares outstanding of 13,158,646 and 13,798,153 and net income of $20,445,000 and $14,511,000, respectively.

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company expects the impact of the adoption of this statement to increase previously reported annual, second quarter and six-month period EPS amounts.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to have a material effect on the presentation of its financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131") which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management has not yet evaluated the effects of this change on the Company's financial statements.


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

Note 8 - Credit Agreement

In June 1997, the Company entered into a new $100,000,000 unsecured revolving credit facility, replacing the $35,000,000 secured revolving credit facility the Company canceled in March 1997.


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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On April 27, 1997, the EPA announced new proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). These standards are in some respects more, and in some less, restrictive than the MACT standards proposed in 1996. They are subject to public comment and are not anticipated by the Company to be effective prior to early 1998 and thereafter will be implemented over a three-year period. They are extremely lengthy and complex and, depending on their final terms when effective, could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in the third quarter of 1997.

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

The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process in 1998. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

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

Note 10 - Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and is contesting the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. The Company is contesting this lawsuit vigorously. In another matter, in late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report by the owner's consultants that the pilings were unreliable. In March 1997, the owner of the demolished building brought suit against San-Vel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings (including the demolished building), were produced. There has been no indication that Lone Star's production of this cement was defective. The Company plans to contest this lawsuit vigorously, and believes that it has good defenses to the lawsuit. All of the foregoing matters are in preliminary stages, and no assurances as to their ultimate outcome can be given. These matters are being defended by the Company's insurers.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition

	The Company believes that cash and marketable securities on hand of $50.9 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

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

	In March 1997, the Company canceled its $35.0 million secured revolving credit agreement and during the second quarter, entered into a new $100.0 million unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants. The Board of Directors has authorized the Company to purchase up to $25.0 million of the Company's common stock and warrants in open market or privately negotiated transactions.

	Cash inflows from operating activities of $15.8 million for the six months ended June 30, 1997 primarily reflect income from operations, partly offset by increases in working capital.

	During the six months ended June 30, 1997, the Company used $11.6 million for investing activities, representing capital expenditures of $21.1 million, partially offset by $8.9 million cash proceeds received for the sale of the Company's two ready-mixed and other concrete operations in Illinois.

	Net cash outflows from financing activities of $24.6 million for the six months ended June 30, 1997 primarily reflect the redemption of $78.0 million of the 10% senior notes and dividends paid, partially offset by the proceeds from the long-term private placement of $50 million 7.31% senior notes and $4.4 million from the exercise of employee stock options.

	Working capital on June 30, 1997 was $107.9 million as compared to $77.0 million on December 31, 1996. Current assets of $164.1 million approximated the year-end balance primarily due to a lower marketable securities balance, offset by an increase in accounts receivable and prepaid expenses. Current liabilities decreased $32.0 million primarily reflecting the redemption of $28.0 million of the 10% senior notes during the first quarter of 1997.

	The $8.2 million decrease in the Company's deferred tax asset is primarily due to utilization of the tax assets related to the income tax provision for the six months of 1997, partly offset by the tax benefit recognized related to the exercise of employee stock options. The investment in joint ventures at June 30, 1997 was $1.1 million higher than the year-end balance as the Company's share of equity earnings exceeded cash distributions paid by Kosmos Cement Company.
Net property, plant and equipment remained consistent with the year-end balance, reflecting depreciation and the sale of the Company's two ready-mixed and other concrete operations in Illinois, offset by capital expenditures.

	In February and May 1997, the Company's Board of Directors declared a $0.05 per share dividend which was paid on March 14 and June 16, 1997 to shareholders on record as of March 1 and June 1, 1997. Total dividends paid during the three and six months ended June 30, 1997 were approximately $0.6 million and $1.1 million, respectively.

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites (See Note 9).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first six months of 1997 did not have a material effect on the financial condition or cash flows of the Company.


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


Results of Operations

	Consolidated net sales of $104.6 million for the second quarter of 1997 and $165.5 million for the first six months were $2.3 million and $10.2 million, respectively, higher than the results of the comparable prior-year periods. The increase in net sales primarily reflects cement price increases during 1997 combined with higher cement shipments due to continued strong demand in the Company's major markets. The Company implemented price increases of $1 to $2 per ton in most markets effective April 1, 1997.

	Cement sales of $86.0 million for the second quarter of 1997 and $135.3 million for the first six months were $10.6 million and $17.0 million, respectively, greater than the comparable prior-year period results. The increase is due to an increase of approximately 7% in cement shipments for both periods over prior-year levels reflecting continued strong demand in most markets. In addition, average net realized selling prices for the three and six-month periods ended June 30, 1997 increased 4% and 5%, respectively, over comparable periods in 1996.

	The strong sales experienced in the last twelve months have reduced cement inventory to a level that is approximately 160,000 tons below the inventory level at the end of the second quarter of 1996. This lower level of inventory may result in lower shipments during the second half of 1997 as compared to the second half of 1996.

	Sales of construction aggregates of $13.5 million for the second quarter of 1997 were consistent with the comparable prior-year period. Sales of $19.2 million for the first six months were $2.6 million higher than the prior-year period results. This is primarily attributable to an increase in overall construction aggregate shipments, partly offset by lower average net realized selling prices.

	Ready-mixed concrete and other operations sales of $5.2 million for the second quarter of 1997 and $10.9 million for the first six months were $8.2 million and $9.4 million, respectively, below the comparable prior-year period results, primarily due to the sale of the Company's central Illinois ready-mixed and other concrete operations in March 1997 and lower shipments from the Memphis, Tennessee operations due to adverse weather.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Gross profit from the cement operations was $32.7 million and $43.7 million for the three and six months ended June 30, 1997 as compared to gross profit of $24.8 million and $30.7 million respectively, for the comparable prior-year periods. Gross profit was higher than the previous year at every plant during the first six months of 1997 reflecting higher average net realized cement selling prices and higher overall shipments.

	Construction aggregates had a gross profit of $2.5 million for the quarter ended June 30, 1997 and a loss at the gross profit level of $0.2 million for the first six months of 1997 which was $1.6 million and $0.4 million, respectively, lower than the comparable prior-year periods. These results primarily reflect lower average selling prices due to customer and product mix and higher distribution costs. Higher unit production costs also contributed to the reduction in gross profit for the second quarter of 1997 as compared to the prior-year quarter. The higher unit costs for the quarter reflect timing differences related to plant spending and annual production startup at one plant. Unit production costs for the six-month periods are comparable for both years.

	Gross profit from ready-mixed concrete and other operations was $1.0 million and $1.3 million for the three and six months ended June 30, 1997, a $2.0 million and $2.1 million, respectively, decrease from the comparable prior-year periods. These results primarily reflect the sale of the Company's central Illinois ready-mixed and other concrete operations during the first quarter of 1997 and lower shipments from the Memphis, Tennessee operations due to adverse weather conditions.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $2.3 million and $3.1 million, respectively, during the three and six months ended June 30, 1997 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three and six months ended June 30, 1997 were $0.4 million and $0.6 million, respectively, higher than the comparable prior-year periods primarily reflecting higher average net realized selling prices.

	Other income of $0.4 million and $1.1 million, during the three and six months ended June 30, 1997 decreased $0.3 million and $1.2 million, respectively, from the comparable prior-year periods. The decrease is due primarily to state and local tax refunds including interest, related to prior years, included in other income in 1996. This was partly offset by higher interest income earned on higher marketable securities balances during the first and second quarters of 1997.

	Selling, general and administrative expenses of $7.5 million and $15.2 million during the three and six months ended June 30, 1997 represent an increase of $0.4 million and $0.9 million over the comparable prior-year period expense. This increase primarily reflects higher selling and administrative expenses related to the Company's cement operations, partly offset by lower pension expense and lower other postretirement benefit expenses for retirees.

	Interest expense of $0.8 million and $2.5 million, during the three and six months ended June 30, 1997 represents a decrease of $0.9 million and $1.0 million, respectively, over the comparable prior-year periods. Capitalized interest was $0.4 million and $0.6 million for three and six-month periods of 1997 and $0.3 million and $0.4 million in the comparable prior-year periods. The decrease in interest expense is primarily attributable to lower debt, lower interest rates and higher capitalized interest in 1997.

	The income tax expense of $10.4 million and $10.5 million during the three and six months ended June 30, 1997, an increase of $1.9 million and $3.6 million, respectively, from the comparable prior-year periods, primarily reflects higher pre-tax earnings in 1997 as compared to the prior-year periods.

	Net income of $20.2 million, or $1.53 per share, during the second quarter of 1997 was $2.9 million, or $0.27 per share, higher than the comparable prior-year period results. Net income of $20.4 million, or $1.55 per share, during the first six months of 1997 was $6.5 million, or $0.50 per share, higher than the comparable prior-year period results. The improvement for both periods is primarily due to improved results in the cement product line due to continued strong demand for cement. Also contributing to the favorable increase in net income for both periods of 1997 over the prior-year results was higher joint venture income and lower interest expense partly offset by increased selling, general and administrative expenses and increased income tax expense due to higher pre-tax earnings.

PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Company was
held on May 15, 1997.

	(b)	The names of each director elected at the Annual Meeting
are: Arthur B. Newman, Allen E. Puckett and David W.
Wallace. Each was elected for a three year term. The names of each other director whose term of office as a director continued after the Annual Meeting are: James
E. Bacon, Theodore F. Brophy, Robert G. Schwartz,
William M. Troutman and Jack R. Wentworth.

	(c)	The following were the matters voted upon at the Annual
Meeting and the number of votes cast for, against or abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

		1.	For the election of the persons named
			below as directors of the Company:

		Arthur B. Newman		For:				10,258,076
							Withheld:			    76,947

		Allen E. Puckett		For:				10,290,565
							Withheld:			    44,458

		David W. Wallace		For:				10,293,929
							Withheld:			    41,094


	2.	Upon the ratification of the appointment of
		Coopers & Lybrand L.L.P. as auditors of the Company for the year 1997.

							For:				10,329,412
							Against:			     3,430
							Abstain and
							Broker Non-Votes:	     2,181


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

	    4.4 Credit Agreement by and among Lone Star Industries, Inc., NBD Bank, N.A. (as Agent) and the Lenders that are signatories thereto, dated as of June 30, 1997.

	   *10.19	Lone Star Industries, Inc. Amended and Restated
Executive Incentive Plan.

	    11.	Statement Re Computation of Per Share Earnings.

	    12.	Statement Re Computation of Ratio of Earnings to
			Fixed Charges.

	    27.	Financial Data Schedule.



* Indicates management contract or compensatory plan or arrangement.

                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: July 31, 1997			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: July 31, 1997			By:    JAMES W. LANGHAM
							       James W. Langham
							        Vice President