Form 10-Q
period 1997-09-30
LONE STAR INDUSTRIES INC
filed 1997-11-12
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of October 29, 1997:

       Common Stock, par value $1 per share - 11,007,388 shares

TABLE OF CONTENTS



                                                      PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Nine Months Ended September 30, 1997 and
   1996 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Nine Months Ended September 30, 1997
   and 1996 (Unaudited)..................................4

Consolidated Balance Sheets - September 30, 1997
   (Unaudited) and December 31, 1996.....................5

Consolidated Statements of Cash Flows - For the
   Nine Months Ended September 30, 1997 and 1996
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........14

PART II.	OTHER INFORMATION..............................20

SIGNATURES..............................................21

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                             For the Three Months       For the Nine Months
                              Ended September 30,       Ended September 30,
                              1997        1996          1997         1996

Revenues:

 Net sales                  $111,775    $118,349      $277,229      $273,643
 Joint venture income          3,059       2,967         6,136         5,444
 Other income, net             4,553         701         5,618         2,924
                            --------    --------      --------      --------
                             119,387     122,017       288,983       282,011
                            --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                63,895      69,388       172,613       178,966
 Selling, general and
  administrative expenses      6,752       6,606        21,929        20,866
 Depreciation and depletion    6,121       6,088        18,326        17,822
 Interest expense                617       1,664         3,135         5,210
                            --------    --------      --------      --------
                              77,385      83,746       216,003       222,864
                            --------    --------      --------      --------
Income before income
 taxes                        42,002      38,271        72,980        59,147
 Provision for income taxes  (14,280)    (12,925)      (24,813)      (19,814)
                            --------    --------      --------      --------
Net income applicable
 to common stock            $ 27,722    $ 25,346      $ 48,167      $ 39,333
                            ========    ========      ========      ========

Weighted average common
 shares outstanding           10,997      11,369        10,948        11,424
                            ========    ========      ========      ========
Primary income per common
 share                         $2.04       $1.86         $3.61         $2.91
                            ========    ========      ========      ========
Fully diluted income
  per common share             $2.02       $1.86         $3.52         $2.90
                            ========    ========      ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)



                              For the Three Months       For the Nine Months
                               Ended September 30,       Ended September 30,
                               1997          1996         1997          1996

Retained earnings, beginning
 of period                  $ 134,576    $  76,157    $ 115,228     $  63,315

Net income                     27,722       25,346       48,167        39,333
Dividends                        (550)        (568)      (1,647)       (1,713)

                             ---------    ---------    ---------     ---------

Retained earnings, end of
 period                     $ 161,748    $ 100,935   $  161,748     $ 100,935
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                   September 30,  December 31,
                                                       1997           1996
                                                    (Unaudited)

Assets:
  Current assets:
    Cash including cash equivalents of $92,372
     and $69,768                                     $ 94,600        $ 71,215
    Accounts and notes receivable, net                 49,948          33,336
    Inventories:
       Finished goods                                  17,472          24,913
       Work in process and raw materials                6,494           5,347
       Supplies and fuel                               24,191          23,609
                                                     --------        --------
                                                       48,157          53,869

    Deferred tax asset                                  3,611           3,611
    Other current assets                                5,500           3,183
                                                     --------        --------
       Total current assets                           201,816         165,214

  Joint ventures                                       20,891          19,505

  Property, plant and equipment                       399,718         383,974
  Less accumulated depreciation and depletion          74,476          60,992
                                                     --------        --------
                                                      325,242         322,982

Deferred tax asset                                     29,090          47,365
Other assets and deferred charges                       9,661           7,085
                                                     --------        --------

       Total assets                                  $586,700        $562,151
                                                     ========        ========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 13,374        $ 12,562
    Accrued liabilities                                39,858          44,238
    Senior notes payable                                  -            28,000
    Other current liabilities                           6,572           3,436
                                                      --------        --------

       Total current liabilities                       59,804          88,236

Senior notes payable                                   50,000          50,000
Postretirement benefits other than pensions           131,393         132,219
Other liabilities                                      28,136          27,414
Contingencies (Notes 10 and 11)
                                                     --------        --------


       Total liabilities                              269,333         297,869
                                                     --------        --------
Shareholders' Equity:
  Common stock                                         12,090          12,087
  Warrants to purchase common stock                    15,562          15,574
  Additional paid-in capital                          161,729         163,664
  Retained earnings                                   161,748         115,228
  Treasury stock, at cost                             (33,762)        (42,271)
                                                     --------        --------
       Total shareholders' equity                     317,367         264,282

       Total liabilities and shareholders'           --------        --------
        equity                                       $586,700        $562,151
                                                     ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                               For the Nine Months
                                               Ended September 30,
                                               1997          1996


Cash Flows from Operating Activities:

Net income                                 $  48,167     $  39,333
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                18,326        17,822
    Deferred income taxes                     20,617        19,814
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (16,017)      (16,986)
        Inventories and other current
          assets                               1,042         5,984
        Accounts payable and
          accrued liabilities                 (2,218)       (6,761)
    Equity income, net of dividends
      received                                (1,386)          556
    Pension funding less than (in
      excess of) expense                         823       (13,345)
    Gain on sale of a surplus property        (3,110)          -
    Other, net                                  (236)          169
                                             --------      --------
Net cash provided by operating
  activities                                  66,008        46,586


Cash Flows from Investing Activities:

Capital expenditures                         (30,026)      (29,765)
Proceeds from sale of assets                  12,854            81
Other, net                                       -              32
                                             --------      --------
Net cash used by investing
  activities                                 (17,172)      (29,652)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term
  senior notes                                50,000           -
Redemption of long-term senior notes         (78,000)          -
Proceeds from exercise of warrants                58            86
Purchase of treasury stock                      (436)       (8,191)
Dividends paid                                (1,647)       (1,713)
Proceeds from exercise of options              4,574         1,143
                                            --------       --------
Net cash used by financing activities        (25,451)       (8,675)
                                            --------       --------
Net increase in cash and cash
  equivalents                                 23,385         8,259


Cash and cash equivalents, beginning of
  period                                      71,215        50,049
                                            --------      --------
Cash and cash equivalents, end of period   $  94,600     $  58,308
                                            ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996.

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


Note 2 - Common Stock

In February, May and August 1997, the Board of Directors declared a $0.05 dividend per common share, which was paid on March 14, 1997, June 16, 1997 and September 15, 1997 to shareholders of record as of March 1, 1997, June 1, 1997 and September 1, 1997. During the nine months ended September 30, 1997, 290,000 employee stock options were exercised for a total of $4,574,000. In May 1997, the Board of Directors authorized the Company to purchase up to $25,000,000 of the Company's common stock and warrants. During the third quarter of 1997, the Company purchased 8,800 shares for $436,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 1997 and 1996 was $7,261,000 and $7,899,000, respectively.
Income taxes paid during the nine months ended September 30, 1997 and 1996, were $1,063,000 and $293,000, respectively.


Note 4 - Interest

Interest expense of $951,000, $4,082,000, $1,982,000 and $5,948,000 has been accrued for the three and nine months ended September 30, 1997 and 1996, respectively. Interest capitalized during the three and nine months ended September 30, 1997 and 1996, was $334,000, $947,000, $318,000 and $738,000,
respectively.


Note 5 - Earnings Per Share

Due to the Company having outstanding common stock equivalents in excess of 20% of the number of shares of outstanding common stock, primary and fully diluted earnings per share of the Company are calculated using the modified treasury stock method in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share", except when primary and fully diluted earnings per share are anti-dilutive. Primary earnings per share for the three months ended September 30, 1997 and 1996 were calculated based on adjusted weighted average shares outstanding of 13,621,286 and 13,708,843, and net income of $27,722,000 and $25,566,000, respectively. Primary earnings per share for the nine months ended September 30, 1997 and 1996 were calculated based on adjusted weighted average shares outstanding of 13,342,383 and 13,787,591 and net income of $48,167,000 and $40,102,000, respectively.


Note 6 - Recent Pronouncements

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company expects the impact of the adoption of this statement to increase previously reported annual, third quarter and nine-month period EPS amounts.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131") which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management has not yet evaluated the effects of this change on the Company's financial statements.


Note 7 - Sale of Assets

In March 1997, the Company sold its central Illinois ready-mixed and other concrete operations, including inventories, for about $10,500,000 which approximated book value. The total proceeds included a note receivable for $1,650,000.

In October 1997, the Company sold its New York construction aggregates operations, including working capital, for proceeds of about $43,000,000, which approximated book value. The construction aggregates operations sold contributed $17,061,000 and $36,287,000 to consolidated sales, and $3,656,000 and $3,434,000 to consolidated gross profit of the Company for the three and nine months ended September 30, 1997, respectively. These sold operations contributed $16,630,000 and $33,255,000 to consolidated sales, and $3,703,000 and $3,851,000 to consolidated gross profit of the Company for the three and nine months ended September 30, 1996, respectively.

In September 1997, the Company received $3,110,000 from the sale of a parcel of surplus real estate in Massachusetts. The gain on the sale is included in other income on the consolidated statement of operations.


Note 8 - Senior Notes Payable

In March 1997, the Company redeemed $28,000,000 of its 10% senior notes and called for the early redemption of the remaining $50,000,000 in the second quarter of 1997. In March 1997, the Company issued $50,000,000 of 7.31% senior notes due 2007. On April 21, 1997, the remaining $50,000,000 of the 10% senior notes were redeemed at par plus accrued interest of $1,125,000.


Note 9 - Credit Agreement

In June 1997, the Company entered into a new $100,000,000 unsecured revolving credit facility, replacing the $35,000,000 secured revolving credit facility the Company canceled in March 1997.


Note 10 - Environmental Matters

The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. For example, certain world leaders are currently discussing limitations on carbon dioxide emissions as a result of the fear among certain scientists of "global warming". These limitations will be the focus of an international meeting in December 1997 in Japan. Depending on their form when promulgated, such limitations, if any are ultimately imposed, could adversely affect certain aspects of United States manufacturing, including the cement industry.

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On April 27, 1997, the EPA announced new proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous
waste fuels ("HWF").   The proposed standards are extremely lengthy and
complex and have been commented on by concerned parties. They are anticipated by the Company to be effective in late 1998 and thereafter will be implemented over a three-year period. Depending on their final terms when effective, they could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in late 1997. In August 1997, the EPA promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. On October 10, 1997, the EPA proposed new regulations to reduce nitrogen oxide emissions substantially over the next eight years. This proposal would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

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

The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). These facilities qualified for and operate under interim status pursuant to RCRA and the BIF Rules. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process or a three-year recertification of its existing interim status in 1998. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

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


Note 11 - Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and is contesting the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. The Company is contesting this lawsuit vigorously. In another matter, in late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation ("San-Vel"), an inactive Lone Star subsidiary was demolished by order of the City of Boston based upon an engineering report by the owner's consultants that the pilings were unreliable. In March 1997, the owner of the demolished building brought suit against San-Vel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings (including the demolished building), were produced. There has been no indication that Lone Star's production of this cement was defective. The Company plans to contest this lawsuit vigorously, and believes that it has good defenses to the lawsuit. All of the foregoing matters are in preliminary stages, and no assurances as to their ultimate outcome can be given. These matters are being defended by the Company's insurers.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition

	The Company believes that cash and marketable securities on hand of $94.6 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	In March 1997, the Company sold its two ready-mixed and other concrete operations in Illinois for about $10.5 million, which approximated book value.

	On March 12, 1997, the Company redeemed $28.0 million of its $78.0 million of 10% senior notes. The notes were paid from cash on hand. In addition, the Company entered into a long-term private placement agreement for $50.0 million of 7.31% senior notes due 2007. On April 21, 1997, the Company redeemed the balance of the 10% senior notes at par plus accrued interest of approximately $1.1 million.

	In March 1997, the Company canceled its $35.0 million secured revolving credit agreement and during the second quarter, entered into a new $100.0 million unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants.

	The Board of Directors has authorized the Company to purchase up to $25.0 million of the Company's common stock and warrants in open market or privately negotiated transactions. During the third quarter of 1997, the Company repurchased $0.4 million of common stock.

	In October 1997, the Company sold its New York construction aggregates operations for approximately $43 million, which approximated book value. The proceeds from the sale will be invested in the Company's cement operations. The Company has announced capital projects totaling approximately $60 million. The Company intends to spend $12.5 million to increase production capacity at its Cape Girardeau, Missouri cement plant by 100,000 tons to 1.3 million tons. The Company will spend $16.5 million to double the size of its New Orleans distribution system by adding 50,000 tons of new capacity and installing a state-of-the-art ship and barge unloading system to handle foreign and domestic portland cement. The Company also plans to increase the production capacity at its New Orleans slag cement facility from 225,000 tons to 600,000 tons, to enlarge its Memphis, Tennessee distribution terminal for slag cement and to build new slag cement terminals in Atlanta, Georgia and Northern Florida at a cost of $18 million. In addition, the Company's 25% owned joint venture, Kosmos Cement, recently announced the planned expansion of its Louisville, Kentucky cement plant at a cost of $50 million. The project will add 500,000 tons of production capacity to the plant's current capacity of 875,000 tons.

	Cash generated by operating activities of $66.0 million for the nine months ended September 30, 1997 primarily reflect income from operations, partly offset by increases in working capital.

	During the nine months ended September 30, 1997, the Company used $17.2 million for investing activities, primarily consisting of capital expenditures of $30.0 million, partially offset by $8.9 million cash proceeds received for the sale of the Company's two ready-mixed and other concrete operations in Illinois and $3.1 million received for the sale of a parcel of surplus real estate in Massachusetts.

	Net cash outflows from financing activities of $25.5 million for the nine months ended September 30, 1997 primarily reflect the redemption of $78.0 million of 10% senior notes and dividends paid, partially offset by the proceeds from the private placement of $50 million of 7.31% long-term senior notes and $4.6 million from the exercise of employee stock options.

	Working capital on September 30, 1997 was $142.0 million as compared to $77.0 million on December 31, 1996. Current assets of $201.8 million represents a $36.6 million increase primarily due to higher marketable securities and accounts receivables balances, offset by a decrease in inventories. Current liabilities decreased $28.4 million primarily reflecting the redemption of $28.0 million of the 10% senior notes during the first quarter of 1997.

	The $18.3 million decrease in the Company's deferred tax asset is due to utilization of the tax assets related to the income tax provision for the nine months of 1997, partly offset by the tax benefit recognized related to the exercise of employee stock options. The investment in joint ventures at September 30, 1997 was $1.4 million higher than the year-end balance as the Company's share of equity earnings exceeded cash distributions paid by Kosmos Cement Company. Net property, plant and equipment was $2.3 million higher than the year-end balance, reflecting capital expenditures offset by depreciation and the sale of the Company's two ready-mixed and other concrete operations in Illinois.

	In February, May and August 1997, the Company's Board of Directors declared a $0.05 per share dividend which was paid on March 14, June 16 and September 15, 1997 to shareholders on record as of March 1, June 1 and September 1, 1997. Total dividends paid during the three and nine months ended September 30, 1997 were approximately $0.6 million and $1.6 million, respectively.

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. Changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain current operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. Moreover, there can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. In addition, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites (See Note 10).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first nine months of 1997 did not have a material effect on the financial condition or cash flows of the Company.


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

	The Company'S business is cyclical and seasonal, the effects of which cannot be accurately predicted. Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, and the continued availability of financing in the amounts, at the times, and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.


Results of Operations

	Consolidated net sales of $111.8 million for the third quarter of 1997 and $277.2 million for the first nine months of 1997 were $6.6 million lower and $3.6 million higher, respectively, than the comparable prior-year periods.

	Cement and ready-mixed concrete operations sales of $94.7 million for the third quarter of 1997 and $239.1 million for the first nine months were $0.7 million and $14.2 million, respectively, greater than the comparable prior-year period results. This increase is due to 5% higher average net realized cement selling prices in both periods of 1997, partially offset by a 4% decrease in cement shipments during the third quarter. This decrease in shipments is attributable to lower cement product availability, reflecting the high level of cement shipments experienced during the first half of 1997, and to lower shipments from the Memphis, Tennessee operations. These results exclude sales of $1.9 million for the three months ended March 31, 1997 and $7.7 million and $15.5 million for the three and nine months ended September 30, 1996, respectively from the Company's central Illinois ready-mixed and other concrete operations which were sold in March 1997.

	The strong sales experienced in the first nine months of 1997 has reduced cement inventory to a level that is approximately 120,000 tons below the inventory level at the end of the third quarter of 1996. This lower level of inventory may result in lower shipments during the fourth quarter of 1997 as compared to 1996.

	Sales of construction aggregates of $17.1 million for the third quarter of 1997 were $0.4 million higher than the 1996 period. Sales of $36.3 million for the first nine months were $3.0 million higher than the prior-year period results. This is primarily attributable to an increase in overall construction aggregate shipments for the 1997 nine-month period. The construction aggregates operations were sold in October, 1997.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Gross profit from the cement and ready-mixed concrete operations was $38.2 million and $83.5 million for the three and nine months ended September 30, 1997 as compared to gross profit of $37.5 million and $71.0 million respectively, for the comparable prior-year periods. The increase in gross profit reflects higher average net realized cement selling prices and higher overall cement shipments and lower shipments from the Memphis, Tennessee operations for the nine months ended September 30, 1997. These results exclude a loss of the gross profit level of $0.3 million for the three months ended March 31, 1997 and gross profit of $1.8 million and $2.3 million for the three and nine months ended September 30, 1996, respectively from the Company's central Illinois ready-mixed and other concrete operations which were sold during the first quarter of 1997.

	Construction aggregates operations had a gross profit of $3.7 million for the quarter ended September 30, 1997 which was comparable to the prior-year period. Gross profit for the first nine months of 1997 was $3.4 million which was $0.4 million lower than 1996. These results primarily reflect lower average selling prices due to customer and product mix and higher distribution costs.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $3.1 million and $6.1 million, respectively, during the three and nine months ended September 30, 1997 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three and nine months ended September 30, 1997 were $0.1 million and $0.7 million, respectively, higher than the comparable prior-year periods primarily reflecting higher average net realized selling prices and shipments.

	Other income of $4.6 million and $5.6 million, during the three and nine months ended September 30, 1997 increased $3.9 million and $2.7 million, respectively, over the comparable prior-year periods.
The increase is due primarily to a gain on the sale of a parcel of surplus real estate in Massachusetts of $3.1 million as well as higher interest income earned on higher marketable securities balances in each of the first three quarters of 1997. The increase for the nine-month period was partly offset by state and local tax refunds including interest, related to prior years, included in other income in 1996.

	Selling, general and administrative expenses of $6.8 million and $21.9 million during the three and nine months ended September 30, 1997 represent an increase of $0.1 million and $1.1 million over the comparable prior-year periods expense. This increase primarily reflects higher selling and administrative expenses related to the Company's cement operations, partly offset by lower pension expense and lower other postretirement benefit expenses for retirees.

	Interest expense of $0.6 million and $3.1 million, during the three and nine months ended September 30, 1997 represents a decrease of $1.0 million and $2.1 million, respectively, over the comparable prior-year periods. Capitalized interest was $0.3 million and $0.9 million for three and nine-month periods of 1997 and $0.3 million and $0.7 million in the comparable prior-year periods. The decrease in interest expense is primarily attributable to lower debt, lower interest rates and higher capitalized interest in 1997.

	The income tax expense of $14.3 million and $24.8 million during the three and nine months ended September 30, 1997, an increase of $1.4 million and $5.0 million, respectively, from the comparable prior-year periods, primarily reflects higher pre-tax earnings in 1997 as compared to the prior-year periods.

	Net income of $27.7 million, or $2.04 per share, during the third quarter of 1997 was $2.4 million, or $0.18 per share, higher than the comparable prior-year period results. Net income of $48.2 million, or $3.61 per share, during the first nine months of 1997 was $8.8 million, or $0.70 per share, higher than the comparable prior-year period results. The improvement for both periods is primarily due to improved results in the cement product line due to continued strong demand for cement. Also contributing to the favorable increase in net income for both periods of 1997 over the prior-year results was a gain on the sale of a parcel of surplus property in the third quarter of 1997, higher joint venture income and lower interest expense partly offset by increased selling, general and administrative expenses and increased income tax expense due to higher pre-tax earnings.

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

							LONE STAR INDUSTRIES, INC.



Date: November 11, 1997			By:  WILLIAM E. ROBERTS
                              William E. Roberts
                             Vice President, Chief
                              Financial Officer,
                           Controller and Treasurer



Date: November 11, 1997			By:    JAMES W. LANGHAM
                                James W. Langham
                                 Vice President