Form 10-K
period 1997-12-31
LONE STAR INDUSTRIES INC
filed 1998-03-06
CIK 60195

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

DELAWARE                                            NO. 13-0982660
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
300 FIRST STAMFORD PLACE
STAMFORD, CT                                        06912-0014
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 969-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                            ON WHICH EACH CLASS REGISTERED
               -------------------                            ------------------------------
          Common Stock, par value $1.00                          New York Stock Exchange
                    per share
           Common Stock Purchase Rights                          New York Stock Exchange
          Common Stock Purchase Warrants                         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 1998: approximately $599,437,000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 2, 1998: Common Stock, par value $1.00 per share, -- 10,707,623 shares.

     PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 14, 1998 ARE INCORPORATED IN PART III OF THIS REPORT.

================================================================================

                               TABLE OF CONTENTS

                                                                      PAGE
                                    PART I                            ----
Item 1.  Business....................................................    1
Item 2.  Properties..................................................    7
Item 3.  Legal Proceedings...........................................    7
Item 4.  Submission of Matters to a Vote of Security Holders.........    8

                                 PART II
Item 5.  Market for the Registrant's Common Equity and Related           9
           Stockholder Matters.......................................
Item 6.  Selected Financial Data.....................................   10
Item 7.  Management's Discussion and Analysis of Financial Condition    11
           and Results of Operations.................................
Item 8.  Consolidated Financial Statements and Supplementary Data....   17
Item 9.  Changes in and Disagreements with Accountants on Accounting    39
           and Financial Disclosure..................................

                                 PART III
Item 10. Directors and Executive Officers of the Registrant..........   39
Item 11. Executive Compensation......................................   39
Item 12. Security Ownership of Certain Beneficial Owners and            39
           Management................................................
Item 13. Certain Relationships and Related Transactions..............   39

                                 PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form    40
           8-K.......................................................

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Lone Star is a cement and ready-mixed concrete company with operations in the midwestern and southern United States. Lone Star's cement operations consist of five portland cement plants in the Midwest and Southwest, a slag cement grinding facility in New Orleans and a 25% interest in Kosmos Cement Company, a partnership which owns and operates one portland cement plant in Kentucky and one in Pennsylvania ("Kosmos"). The Company's five wholly-owned portland cement plants produced approximately 3.9 million tons of cement during 1997, which approximates the rated capacity of the plants. In addition, the Company's New Orleans facility produced 190,000 tons of slag cement during 1997. The Company's ready-mixed concrete business owns or leases and operates several facilities in the Memphis, Tennessee area. In 1997, the Company had net sales of approximately $357.6 million.

     Lone Star Industries, Inc. was incorporated in Maine in 1919 as International Cement Corporation and, in 1936, changed its name to Lone Star Cement Corporation. In 1969, its state of incorporation was changed to Delaware and in 1971 its name was changed to Lone Star Industries, Inc. On April 14, 1994, the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code. The Company's executive offices are located at 300 First Stamford Place, Stamford, Connecticut 06912-0014 and its telephone number is
(203) 969-8600. Unless the context otherwise requires, as used herein "Company" and "Lone Star" mean Lone Star Industries, Inc. together with its consolidated subsidiaries.

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

     Lone Star's cement operations consist principally of the production of Type I portland cement at the Company's five owned cement plants and the distribution of that cement through the Company's 15 owned or leased distribution terminals. Other products manufactured at certain of these plants include Type III portland cement, which is a high early strength cement required in certain applications, and specialty cements, such as masonry and oil well cement. Slag cement, a by-product of iron blast furnaces that may be utilized in certain instances in lieu of portland cement, is ground and distributed from the Company's New Orleans facility. The Company also purchases cement from both domestic and international sources for domestic resale. In addition, Lone Star owns a 25% interest in Kosmos, which owns and operates one cement plant in Kentucky and one in Pennsylvania.

     All of Lone Star's five portland cement plants are fully integrated from limestone mining through cement production, and the Company estimates that it has limestone reserves sufficient to permit operation of these plants at current levels of production for periods ranging from 30 to 100 years. Adequate supplies of other raw materials such as gypsum, shale, clay and sand are owned, leased or available for purchase by Lone Star. The Company believes that its plants have adequate sources from which to purchase power and fuel.

     The following table sets forth certain information regarding Lone Star's portland and slag cement plants and their markets.

                                           TONS OF
                                        RATED ANNUAL
           PLANT LOCATION              CEMENT CAPACITY       PROCESS               FUEL            PRINCIPAL MARKET AREA
           --------------              ---------------   ---------------   ---------------------  ------------------------
                                       (IN THOUSANDS)
PORTLAND CEMENT
-------------------------------------
Cape Girardeau, Missouri.............       1,200*       Dry/Precalciner   Coal-Waste-Tires       E. Missouri; Central and
                                                                                                  N.E. Arkansas;
                                                                                                  Mississippi; S.
                                                                                                  Louisiana; N. Alabama;
                                                                                                  Tennessee; N.W.
                                                                                                  Kentucky; S.W. Illinois
Greencastle, Indiana.................         750              Wet         Coal-Waste             Indianapolis and other
                                                                                                  areas of Indiana; S.E.
                                                                                                  Illinois; N. Central
                                                                                                  Kentucky
Pryor, Oklahoma......................         725              Dry         Coal-Coke-Natural Gas  Oklahoma; Dallas, Texas;
                                                                                                  Kansas; W. Missouri
Oglesby, Illinois....................         600              Dry         Coal-Coke-Tires        Chicago and other areas
                                                                                                  of Northern and Central
                                                                                                  Illinois; S. Wisconsin
Maryneal, Texas......................         520         Dry/Preheater    Coal-Coke-Natural Gas  W. Texas; Dallas, Texas
Kosmos Cement Company:
  Kosmosdale, Kentucky...............         875*        Dry/Preheater    Coal-Oil               Kentucky; S. Indiana; S.
                                                                                                  Ohio; W. Virginia
  Pittsburgh, Pennsylvania...........         400              Wet         Coal                   W. Pennsylvania; W.
                                                                                                  Virginia; E. Ohio
SLAG CEMENT
-------------------------------------
New Orleans, Louisiana...............         600           Grinding       Natural Gas            S. Alabama; S.W.
                                                            Facility                              Georgia; S.W.Louisiana;
                                                                                                  Mississippi; Dallas,
                                                                                                  Texas; Florida Panhandle

---------------
* Capital projects have been announced to increase the cement capacity of these two plants to 1.3 million tons, in the case of Cape Girardeau, and 1.38 million tons, in the case of Kosmosdale.

     Cape Girardeau Complex. Lone Star's Cape Girardeau, Missouri plant is located on the Mississippi River, and its related terminals are located along the Mississippi and certain of its tributaries. Approximately 80% of the plant's cement production is shipped up and down these rivers via 19 owned barges, enabling the plant to serve a relatively wide market. Trucks and rail are also available to transport product. The Cape Girardeau plant includes a modern dry/precalciner kiln and burns hazardous waste fuels. See
"Business -- Environmental Regulation". The Company has begun certain capital projects, anticipated to be on line by the second quarter of 1998, to increase the capacity of this plant by 100,000 tons. The distribution terminals supporting the Cape Girardeau plant are located in St. Louis, Missouri; Paducah, Kentucky; and Nashville, Knoxville and Memphis, Tennessee. In addition to its other customers, this complex supplies cement to Lone Star's ready-mixed concrete operations in Memphis, Tennessee.

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

     Pryor Complex. The Pryor plant is located approximately 50 miles northeast of Tulsa, Oklahoma and serves the Kansas; Oklahoma; and Dallas, Texas markets by truck and rail. A portion of the plant's product is transported by barge. This plant produces both portland and oil well cement. The plant has relatively low power costs due to its proximity to two low-cost sources. The complex has distribution terminals located near Wichita and Kansas City, Kansas; near Oklahoma City, Oklahoma; and in Dallas, Texas.

     Oglesby Complex. The Oglesby plant is located approximately 100 miles from Chicago and serves that and other northern and central Illinois construction markets by truck and rail. The complex has a distribution terminal located in Milwaukee, Wisconsin.

     Maryneal Complex. The Maryneal plant produces both portland and oil well cement and serves the western Texas market by truck and rail. The complex has a distribution terminal located in Amarillo, Texas and also shares the use of the Dallas, Texas terminal with the Company's Pryor plant.

     Kosmos Cement Company. Lone Star owns a 25% interest in Kosmos, which owns and operates a cement plant in Kosmosdale, Kentucky and one in Pittsburgh, Pennsylvania. Southdown, Inc., a publicly-traded cement company, owns the remaining 75% interest and is responsible for managing day-to-day operations. All major decisions relating to Kosmos, however, require unanimous approval of its management committee which includes a Lone Star representative. Kosmos has recently announced a planned expansion of its Kentucky plant, which will add 500,000 tons of production capacity. This expansion will be conditioned on approval of the partners' boards of directors.

     New Orleans Facility. The New Orleans facility, which is located on a canal off the Gulf Intercoastal Waterway and can accommodate oceangoing vessels, is the site of a former Lone Star cement plant. The facility underwent significant capital expansion during 1997 and now consists of a slag cement grinding and storage facility with 600,000 tons of capacity, a distribution terminal used for receiving and storing cement from the Company's Cape Girardeau and Pryor plants as well as from international sources and a stevedoring operation which includes a transloading system for moving phosphate materials between barges and railcars. Cement distributed through this facility is sold directly from the New Orleans facility or from terminals in Brandon, Mississippi; St. Louis, Missouri; Memphis, Tennessee; and Dallas, Texas.

READY-MIXED CONCRETE OPERATIONS

     Ready-mixed concrete, a versatile building material used in almost all construction, is produced by mixing stone, sand, water and admixtures with cement. Lone Star's ready-mix operations are located in Memphis, Tennessee, and much of the cement used in these operations comes from the Company's Cape Girardeau, Missouri plant via the Mississippi River. This vertical integration has enabled the Company to become a major supplier of ready-mixed concrete to this market.

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

     According to statistics compiled by the United States Bureau of Mines, the 1980's were a period of relatively high cement imports, which the Company attributes in large part to low ocean shipping rates and excess foreign capacity relative to demand, factors that typically affect the level of cement imports. This high level of imports negatively affected the selling price of cement in many regional markets, and published sources indicate that, despite strong U.S. demand for cement, cement prices remained in a narrow range during this period. Recent improvement in the performance of the United States economy, coupled with lower imports, has led to a more favorable supply/demand ratio for cement suppliers, which enabled the Company to implement price increases in 1995, 1996 and, to a lesser extent, 1997. The Company has announced additional cement price increases effective April 1998, however, these and future prices will be subject to market forces over which the Company has no influence. In this regard, it is not known what, if any, effect the recent widely reported economic downturn in Asia will have on the domestic cement industry.

     The Company believes that lower import levels during the 1990's are attributable in large part to anti-dumping orders that were imposed on cement imported from Mexico and Japan and a suspension agreement signed by Venezuelan exporters requiring them not to export to the United States at dumped prices. The United States Department of Commerce conducts annual administrative reviews to determine the actual anti-dumping duties to be assessed under the anti-dumping orders. Notwithstanding amendments to the anti-dumping provisions enacted as a result of the Uruguay Round of world trade negotiations under the General Agreement on Tariffs and Trade ("GATT") and significant lobbying and litigation by Mexican cement producers, which are ongoing, the Company believes that the U.S. anti-dumping law currently provides effective remedies against unfairly priced imports. The existing anti-dumping orders and suspension agreement have contributed substantially to an improvement in the condition of the U.S. cement industry. The anti-dumping orders and the suspension agreement are scheduled to remain in effect at least until the year 2000 and may continue thereafter if petitioners prevail in "sunset reviews" before the Commerce Department and the U.S. International Trade Commission. Sunset reviews on cement from Mexico and Japan and the Venezuelan suspension agreement are currently scheduled to begin in August 1999, which would mean that any termination would not occur before August 2000.

     According to published sources, the United States cement industry is comprised of approximately 50 companies with an annual cement production capacity in the 85 to 87.5 million ton range. The ten largest companies account for approximately 60% of the total domestic productive capacity. Due in part to the existing anti-dumping relief, Lone Star and many of its competitors have announced plans to increase their production capacity which, if implemented, could increase this capacity by approximately 9 million tons over the next several years through modifications to existing facilities and the construction of three new cement plants. While the Company continues to believe that significant new domestic production capacity will be costly to producers due to the high cost of new plants and a stringent environmental regulatory framework, no assurances can be given as to the long term effects of increased production and, due to the regionalized nature of the industry, certain markets could be affected by increased production more than other markets.

     Construction spending and cement consumption are seasonal, particularly in the Company's northern markets where colder weather affects construction activity. Other adverse weather conditions such as flooding, which can interrupt production and transportation of cement, and extreme heat, which can affect concrete pouring, also affect the Company's operations.

CUSTOMERS AND MARKETING; BACKLOG

     The Company's customer base primarily consists of ready-mixed concrete producers, prestressed concrete producers, other concrete product producers and highway construction firms. Taken as a whole, no single customer of the Company accounted for more than 10% of total sales during 1997. The Company's marketing effort is handled by local sales forces. Most purchases of the Company's products are done on a spot basis, and accordingly, order backlogs are not significant.

ENVIRONMENTAL REGULATION

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. For example, recent initiatives for limitations on carbon dioxide emissions as a result of the fear of global warming could result in statutes or regulations which, if promulgated, could adversely affect certain aspects of United States manufacturing, including the cement industry.

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

     The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On April 27, 1997, the EPA announced new proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). The proposed standards are extremely lengthy and complex and have been commented on by concerned parties. They are anticipated by the Company to be effective in late 1998 and thereafter will be implemented over a three-year period. Depending on their final terms when effective, they could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in 1998. In August 1997, the EPA promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the results of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. On October 10, 1997, the EPA proposed new regulations to reduce nitrogen oxide emissions substantially over the next eight years. This proposal would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

     The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, in 1995, the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time precisely what new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs) would be incurred by the Company to comply with these requirements, the EPA announced in 1996 that regulations will be promulgated through a rulemaking scheduled to be completed shortly, and that, thereafter, these rules will be implemented over a three-year period. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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

     The Company's operations are also subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,060 employees, of which approximately 670 are hourly paid and located at the Company's various operations. Except at certain distribution terminals and the New Orleans facility, all hourly employees are represented by labor unions.

     During 1996 and 1997, multi-year collective bargaining agreements covering substantially all hourly paid employees at the Company's five portland cement plants and at certain related distribution terminals were successfully renegotiated. There have been no labor disruptions at any of the Company's facilities, and the Company believes that its relationship with its employees generally has been good. Multi-year collective bargaining agreements with unions representing approximately 15 hourly paid employees at the Company's Cape Girardeau alternate fuels facility and approximately 75 hourly drivers and mechanics at its Memphis ready-mixed concrete operations expire during the first quarter of 1998. The Company does not anticipate any disruption of its operations in connection with the renegotiating of these contracts.

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

ITEM 2.  PROPERTIES.

     Lone Star's main operations are conducted at its plants and distribution terminals described in Item 1 above. Lone Star owns its five portland cement plants, its slag grinding and storage facility and a majority of the distribution terminals supporting these plants. With respect to those distribution terminals not owned, Lone Star holds a land lease for the underlying real property and owns the facilities located on such property. There is one additional distribution terminal that is under construction and one that is leased to a third party. The ready-mixed concrete plants are located on owned land or sites held under leases for varying terms. No difficulty is anticipated in renewing leases as they expire or finding satisfactory alternative sites. The Company leases executive offices in Stamford, Connecticut and owns or leases certain sales and other offices in various locations within its market areas in the United States.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and is contesting the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of this demolished building brought suit against San-Vel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings (including the demolished building) were produced. There has been no indication that Lone Star's production of this cement was defective. The Company is contesting this lawsuit vigorously, and believes that it has good defenses to the lawsuit. All of the foregoing matters are being defended by the Company's insurers. No assurances as to their ultimate outcome can be given.

     For information concerning certain environmental matters involving the Company, see "Business -- Environmental Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                                   AGE    OFFICE AND YEAR IN WHICH INDIVIDUAL FIRST BECAME AN EXECUTIVE OFFICER
----                                   ---    ---------------------------------------------------------------------
David W. Wallace.....................  74     Chairman of the Board (1991)
William M. Troutman..................  57     President and Chief Executive Officer (1983)
Roger J. Campbell....................  61     Vice President -- Cement Operations (1986)
William J. Caso......................  53     Vice President -- Taxes and Insurance (1994)
Thomas S. Hoelle.....................  46     Vice President -- General Manager, Slag Operations (1994)
Gerald F. Hyde, Jr. .................  55     Vice President -- Personnel and Labor Relations (1983)
James W. Langham.....................  38     Vice President, General Counsel and Secretary (1995)
Harry M. Philip......................  49     Vice President -- Cement Manufacturing (1994)
Michael W. Puckett...................  53     Vice President -- Cement Sales and Concrete Operations (1985)
William E. Roberts...................  58     Vice President, Chief Financial Officer, Controller and Treasurer
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

                                                COMMON STOCK           WARRANTS
                                          ------------------------    -----------
                                          HIGH    LOW    DIVIDENDS    HIGH    LOW
                                          ----    ---    ---------    ----    ---
1996
     First Quarter......................  $30 1/2 $24 1/4   $0.05     $14 3/8 $ 8 3/4
     Second Quarter.....................   37 1/4  29 1/4    0.05      20      13 1/4
     Third Quarter......................   34      28 3/4    0.05      17 3/8  14
     Fourth Quarter.....................   38 1/2  31 7/8    0.05      21 3/8  16

1997
     First Quarter......................  $45 1/4 $34 7/8   $0.05     $28 5/8 $18 1/4
     Second Quarter.....................   45 9/16  37 1/4    0.05     28      21
     Third Quarter......................   54 1/4  45 1/4    0.05      36 1/2  28 1/2
     Fourth Quarter.....................   61 1/4  48 7/8    0.05      38 1/8  31 3/4

     On March 2, 1998, the last reported sale price of the common stock and warrants was $60 11/16 per share and $42 1/2 per warrant. As of March 2, 1998, the Company had approximately 2,247 holders of record of common stock and 3,180 holders of record of warrants.

     The Company's financing agreements contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $101.3 million is currently available for such payments under the most restrictive of such covenants.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein:

                                                       SUCCESSOR COMPANY                      PREDECESSOR COMPANY
                                         ---------------------------------------------    ----------------------------
                                                                          FOR THE NINE      FOR THE
                                              FOR THE YEARS ENDED            MONTHS       THREE MONTHS      FOR THE
                                                  DECEMBER 31,               ENDED           ENDED         YEAR ENDED
                                         ------------------------------   DECEMBER 31,     MARCH 31,      DECEMBER 31,
                                           1997       1996       1995         1994            1994            1993
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)    ----       ----       ----     ------------    ------------    ------------
Net sales............................    $357,565   $367,673   $323,008     $261,645        $ 33,709        $240,071
Net income (loss)....................    $ 65,413   $ 54,160   $ 35,762     $ 29,333        $(23,118)(3)    $(36,040)
----------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE(1):
Basic earnings (loss) per share......    $   5.98   $   4.80   $   2.98     $   2.44             n/m(3)     $  (2.47)
Diluted earnings (loss) per share....    $   4.87   $   4.09   $   2.81     $   2.44             n/m(3)     $  (2.47)
----------------------------------------------------------------------------------------------------------------------
Shares outstanding at December 31....      10,726     10,713     11,477       12,000             n/m          16,645
----------------------------------------------------------------------------------------------------------------------
Cash dividends per common share......    $   0.20   $   0.20   $   0.15           --              --              --
----------------------------------------------------------------------------------------------------------------------

                                                         SUCCESSOR COMPANY                        PREDECESSOR
                                       ------------------------------------------------------       COMPANY
                                                     DECEMBER 31,                                 ------------
                                       -----------------------------------------    MARCH 31,     DECEMBER 31,
                                         1997       1996       1995       1994        1994            1993
                                         ----       ----       ----       ----      ---------     ------------
FINANCIAL POSITION AT END OF PERIOD:
Total assets.........................  $598,977   $562,151   $477,465   $553,320    $579,411        $924,885
Long-term debt:
  Senior notes(2)....................  $ 50,000   $ 50,000   $ 78,000   $ 78,000    $ 78,000              --
  Asset proceeds notes...............        --         --   $  4,399   $ 87,000    $112,000              --
Production payment...................        --         --         --   $ 19,966    $ 20,963        $  2,000
Liabilities subject to Chapter 11
  proceedings........................        --         --         --         --          --        $627,938
Redeemable preferred stock...........        --         --         --         --          --        $ 37,500
Common shareholders' equity..........  $333,634   $264,282   $159,740   $122,463    $ 93,313        $ 12,348

---------------

(1) Earnings per share for prior years have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (See Note 1 of Notes to Financial Statements).

(2) See Note 9 of Notes to Financial Statements.

(3) The Company adopted "fresh-start" reporting as of March 31, 1994, in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, the Company's consolidated financial statements for periods prior to March 31, 1994 are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994. A black line has been drawn to distinguish the pre-reorganization and post-reorganization company. Earnings per share for the three months ended March 31, 1994 are not meaningful and prior period per share amounts are not comparable to the successor company per share amounts due to reorganization and revaluation entries and the issuance of 12 million shares of new common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     The Company believes that cash and marketable securities on hand of $154.1 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

     In October 1997, the Company sold its New York construction aggregates operations for $43.2 million, which approximated book value.

     In March 1997, the Company sold its two ready-mixed operations in central Illinois for $10.5 million, which approximated book value.

     In March 1997, the Company redeemed $28.0 million of its $78.0 million of 10% senior notes. The notes were paid from cash on hand. In addition, the Company entered into a long-term private placement agreement for $50.0 million of 7.31% senior notes due 2007. In April 1997, the Company redeemed the balance of the 10% senior notes at par plus accrued interest of approximately $1.1 million.

     In March 1997, the Company canceled its $35.0 million secured revolving credit agreement and during the second quarter, entered into a new $100.0 million unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants.

     The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $101.3 million is currently available for such payments under the most restrictive of such covenants.

     The Board of Directors has authorized the Company to purchase up to $50.0 million of the Company's common stock and warrants in open market or privately negotiated transactions of which the Company repurchased $14.1 million of common stock during 1997.

Analysis of Cash Flows and Working Capital

     Cash flows from operating activities of $107.4 million for the year ended December 31, 1997 primarily reflect income from operations and changes in working capital. The utilization in 1997 of net operating loss carryforwards and other deferred tax assets reduced cash taxes otherwise payable by $25.1 million. At December 31, 1997, the Company had net operating loss carryforwards of approximately $115.0 million and investment tax credit carryforwards and alternative minimum tax credits of $18.8 million, which are expected to reduce future cash taxes by an additional $59.0 million over time.

     During the year ended December 31, 1997, investing activities provided $15.0 million, primarily representing $57.0 million received for the sales of the Company's central Illinois ready-mixed concrete operations, its New York construction aggregates operations and a surplus parcel of real estate in Massachusetts. These cash proceeds were partially offset by capital expenditures of $42.0 million.

     Net cash outflows from financing activities of $39.6 million for the year ended December 31, 1997 primarily reflect the redemption of $78.0 million of 10% senior notes, dividends paid and the repurchase of 283,800 shares of common stock for $14.1 million. These cash outflows were partly offset by proceeds from the private placement of $50.0 million of 7.31% long-term senior notes as well as the proceeds of $4.6 million received from the exercise of stock options.

     Working capital on December 31, 1997 was $169.6 million as compared to $77.0 million on December 31, 1996. Current assets increased $67.8 million primarily due to higher short-term investments offset by lower accounts and notes receivable and inventory balances. Current liabilities decreased $24.9 million primarily due to the redemption of $28.0 million of the 10% senior notes during the first quarter of 1997, partly offset by an increase in accrued expenses.

     The $9.7 million decrease in the Company's long-term deferred tax asset is primarily due to the utilization of a portion of the tax assets in 1997, partly offset by the elimination of the remaining valuation allowance. Investments in joint ventures increased $0.8 million as the Company's share of equity earnings exceeded cash distributions paid from Kosmos

Cement Company. Net property, plant and equipment decreased $23.7 million reflecting depreciation and the sale of the Company's ready-mixed concrete operations in Illinois and its construction aggregate operations in New York, partly offset by capital expenditures. The long-term portion of the liability related to postretirement benefits other than pensions decreased $8.5 million, primarily due to the sale of the Company's construction aggregates operations.

     During 1997, the Company paid four $0.05 per share quarterly dividends for a total of $2.2 million.

Capital Expenditures

     Capital expenditures of $42.0 million for 1997 were primarily for major repairs, replacements and improvements of existing facilities, including the completion of a modern clinker storage facility at the Cape Girardeau, Missouri plant and the beginning of work on the expansion of this plant's production capacity by 100,000 tons. Other projects included the expansion of the New Orleans, Louisiana slag cement facility and the Memphis, Tennessee cement terminal and the construction of a cement terminal in Oklahoma City, Oklahoma. Other significant expenditures included the purchase of land for the construction of a slag cement terminal in Atlanta, Georgia and the purchase or refurbishment of equipment such as cranes, quarry drills, compressors, kiln shells, a primary crusher, various computer equipment and mobile equipment such as rail hopper cars, bulldozers and quarry haul trucks.

     In an effort to increase production, improve operating efficiencies and further reduce costs, the Company plans to invest approximately $61 million in capital projects in 1998. These projects include a 100,000-ton expansion at the Cape Girardeau, Missouri cement plant and several projects at the New Orleans facility. The projects at the New Orleans facility will double the size of the existing distribution system by adding more than 50,000 tons of new storage capacity and installing a state-of-the-art ship and barge unloading system. In addition, the Company is enlarging its Memphis, Tennessee distribution terminal for slag cement and building new slag cement terminals in Atlanta, Georgia and Northern Florida. The Company plans to fund its 1998 capital expenditures from cash on hand in addition to cash generated from operations.

Other Information

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injuctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 22).

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during 1997 did not have a material effect on the financial condition or cash flows of the Company.

     The Company is presently conducting a review of its computer systems to identify those which could be affected by "Year 2000" problems. Based upon the preliminary results of this review, the Company does not have any "Year 2000" problems associated with its financial systems and expenses related to correcting any "Year 2000" problems associated with computer systems at the plants are not expected to be material. Expenses incurred to date to correct "Year 2000" problems were not material.

     During 1997 and 1996, collective bargaining agreements covering substantially all of the Company's five cement plants and certain of its distribution terminals were successfully renegotiated. The agreements covering hourly employees at one alternate fuel plant and the Company's ready-mixed concrete division are scheduled for renegotiation in 1998. The

Company does not anticipate any disruption of its operations in connection with the renegotiation of these agreements, however, there can be no assurances in this regard.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report and Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Many of these forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

     The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted (See "Business -- Construction Industry Conditions"). Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts and the continued availability of financing in the amounts, at the times, and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Net Sales

     Consolidated net sales of $357.6 million during 1997 were $10.1 million lower than the prior-year results. The decrease in net sales primarily reflects the sales of the Company's central Illinois ready-mixed concrete operations and its New York construction aggregates operations during 1997. Total cement sales were higher due to higher cement prices combined with higher cement shipments. In each of the years 1997 and 1996, the Company sold the approximate rated capacity of its cement plants.

     Cement and ongoing ready-mixed concrete operations reported sales of $317.2 million for 1997 which were $19.4 million higher than 1996. This increase is due to 5% higher average net realized cement selling prices in 1997 combined with a 2% increase in cement shipments during the year. In 1997, the Company shipped more than 4.2 million tons of cement. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets. These results exclude sales of $1.9 million and $21.6 million for 1997 and 1996, respectively, related to the Company's central Illinois ready-mixed concrete operations which were sold in March 1997.

     The 1997 results include sales from the construction aggregates operations of $38.5 million, $9.8 million lower than in 1996. The construction aggregates operations in New York were sold in October 1997.

     Net sales of cement, construction aggregates and ready-mixed concrete and other products were 83%, 11% and 6%, respectively, of total sales in 1997.

Gross Profit

     Gross profit from the ongoing cement and ready-mixed concrete operations of $111.4 million for 1997 was $14.1 million higher than 1996. The increase in gross profit reflects higher average net realized cement and ready-mix selling prices, greater cement production, higher overall shipments for the year and lower cement per unit production costs. These results exclude a loss at the gross profit level of $0.3 million for 1997 and gross profit of $3.3 million for 1996 related to the Company's central Illinois ready-mixed concrete operations which were sold during the first quarter of 1997.

     Construction aggregates operations, which were sold in October 1997, had a gross profit of $4.0 million for the year ended December 31, 1997. Results from these operations for 1996 included gross profit of $6.4 million.

     Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Joint Ventures

     Pre-tax income from joint ventures of $8.6 million during 1997 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1997 were $1.2 million higher than the prior year reflecting higher net realized selling prices and higher shipments.

Other Income

     Other income of $7.9 million in 1997 increased $4.9 million from 1996, primarily reflecting a gain of $3.1 million on the sale of a surplus parcel of real estate and higher interest income earned on higher short-term investment balances.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $28.9 million during 1997 approximated the prior-year expense, reflecting lower pension expense and lower expense related to the Company's central Illinois ready-mixed concrete operations which were sold in March 1997 and its New York construction aggregates operations which were sold in October 1997. These savings were offset by higher selling and administrative expenses related to the Company's cement operations. Selling, general and administrative expenses for 1997 include $4.3 million of other postretirement benefit costs related to the Company's presently retired employees.

Interest Expense

     Interest expense of $3.6 million in 1997 represents a decrease of $3.0 million from the prior-year expense. Capitalized interest was $1.4 million in 1997 and $1.3 million in 1996. The reduction in interest expense reflects the Company's redemption of $28.0 million of its 10% senior notes in March 1997 and the redemption of the remaining $50.0 million through a 7.31% private placement agreement in April 1997.

Income Taxes

     The income tax expense of $33.3 million during 1997, an increase of $5.7 million from the prior-year expense, primarily reflects higher pre-tax earnings in 1997.

Net Income

     Net income of $65.4 million during 1997 was $11.3 million higher than the prior-year results. On a per share basis, basic and diluted earnings for 1997 were $5.98 and $4.87, respectively, compared to $4.80 and $4.09, respectively, for 1996. This improvement is primarily due to higher average selling prices and increased shipments of cement. Also contributing to the favorable increase in net income for 1997 over the prior-year results were a gain on the sale of surplus real estate, higher interest income reflecting higher investment balances, higher joint venture income and lower interest expense. These favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.

1996 COMPARED TO 1995

Net Sales

     Consolidated net sales of $367.7 million during 1996 were $44.7 million higher than the prior-year results. The increase in net sales primarily reflects cement price increases implemented in April 1996 and during 1995, combined with higher cement shipments. In each of the years 1996 and 1995, the Company sold approximately the rated capacity of its cement plants.

     Cement and ongoing ready-mixed concrete operations reported sales of $297.8 million for 1996 which were $39.6 million higher than 1995. This increase is due to 6% higher average net realized cement selling prices in 1996 combined with a 9% increase in cement shipments during the year. The higher shipments are due to strong demand for cement at all locations. These results exclude sales of $21.6 million and $16.4 million for 1996 and 1995, respectively, related to the Company's central Illinois ready-mixed concrete operations which were sold in March 1997.

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

Gross Profit

     Gross profit from the cement and ongoing ready-mixed concrete operations of $97.3 million for 1996 was $20.3 million higher than 1995. Gross profit was higher than the previous year at every cement plant. The increase in gross profit reflects higher average net realized cement and ready-mix selling prices and higher overall shipments. These results exclude gross profit of $3.3 million and $1.5 million for 1996 and 1995, respectively, related to the Company's central Illinois ready-mixed concrete operations which were sold in March 1997.

     Gross profit from construction aggregates of $6.4 million during 1996 was $2.9 million above the prior year. The 1996 results primarily reflect higher average selling prices and shipments and lower production costs at the New York construction aggregates operations.

Joint Ventures

     Pre-tax income from joint ventures of $7.4 million during 1996 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1996 were $0.7 million higher than the prior year reflecting higher net realized selling prices and higher shipments.

Other Income

     Other income of $3.0 million in 1996 decreased $1.0 million from 1995, reflecting lower rental income resulting from sales of assets which had been leased to third parties and lower interest earned on short-term investments.

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

Interest Expense

     Interest expense of $6.6 million in 1996 represents a decrease of $2.5 million from the prior-year expense. Capitalized interest was $1.3 million in 1996 and $0.3 million in 1995. The decrease in interest expense is primarily attributable to the termination of the Company's production payment liability during 1995 and higher capitalized interest in 1996.

Income Taxes

     The income tax expense of $27.6 million during 1996, an increase of $10.0 million from the prior-year expense, primarily reflects higher pre-tax earnings in 1996.

Net Income

     Net income of $54.2 million during 1996 was $18.4 million higher than the prior-year results. On a per share basis, basic and diluted earnings for 1996 were $4.80 and $4.09, respectively, compared to $2.98 and $2.81, respectively, for 1995. This improvement is primarily due to improved results in all product lines. Also contributing to the favorable increase in net income for 1996 over the prior-year results were lower selling, general and administrative expenses and lower interest expense. The favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           LONE STAR INDUSTRIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    18

Consolidated Financial Statements:
     Statements of Operations for the Years Ended December
      31, 1997, 1996 and 1995...............................    19
     Balance Sheets -- December 31, 1997 and 1996...........    20
     Statements of Changes in Common Shareholders' Equity
      for the Years Ended December 31, 1997, 1996 and
      1995..................................................    21
     Statements of Cash Flows for the Years Ended December
      31, 1997, 1996 and 1995...............................    22
     Notes to Financial Statements..........................    23

Schedule:
     II Valuation and Qualifying Accounts...................    44

Consent of Independent Accountants..........................    45

     The foregoing supporting schedule should be read in conjunction with the consolidated financial statements and notes thereto in this 1997 annual report on Form 10-K.

     The presentation of individual condensed financial information of the Company is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1997 and 1996.

     Separate financial statements for the Company's fifty percent or less owned affiliate are omitted because such subsidiary individually does not constitute a significant subsidiary at December 31, 1997 and 1996.

     Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
LONE STAR INDUSTRIES, INC.

     We have audited the consolidated balance sheets of Lone Star Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in common shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. We have also audited the Financial Statement Schedule II included in this annual report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                         Coopers & Lybrand L.L.P.

Stamford, Connecticut
January 28, 1998

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE        FOR THE        FOR THE
                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996           1995
          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)             ------------   ------------   ------------
Revenues:
  Net sales.................................................    $357,565       $367,673       $323,008
  Joint venture income......................................       8,571          7,378          6,728
  Other income, net.........................................       7,923          3,007          4,040
                                                                --------       --------       --------
                                                                 374,059        378,058        333,776
                                                                --------       --------       --------
Deductions from revenues:
  Cost of sales.............................................     219,290        237,114        217,942
  Selling, general and administrative expenses..............      28,857         28,508         29,734
  Depreciation and depletion................................      23,591         24,060         23,628
  Interest expense..........................................       3,585          6,606          9,096
                                                                --------       --------       --------
                                                                 275,323        296,288        280,400
                                                                --------       --------       --------
Income before income taxes..................................      98,736         81,770         53,376
Provision for income taxes..................................     (33,323)       (27,610)       (17,614)
                                                                --------       --------       --------
Net income applicable to common stock.......................    $ 65,413       $ 54,160       $ 35,762
                                                                ========       ========       ========
Weighted average common shares outstanding:
  Basic.....................................................      10,941         11,290         11,990
                                                                ========       ========       ========
  Diluted...................................................      13,429         13,246         12,742
                                                                ========       ========       ========
Earnings per common share:
  Basic.....................................................    $   5.98       $   4.80       $   2.98
                                                                ========       ========       ========
  Diluted...................................................    $   4.87       $   4.09       $   2.81
                                                                ========       ========       ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  1997         1996
                     (DOLLARS IN THOUSANDS)                       ----         ----
  ASSETS
  CURRENT ASSETS
  Cash, including cash equivalents of $152,775 in 1997 and
    $69,768 in 1996...........................................  $154,080     $ 71,215
  Accounts and notes receivable, net..........................    28,217       33,336
  Inventories.................................................    43,103       53,869
  Deferred tax asset..........................................     3,825        3,611
  Other current assets........................................     3,751        3,183
                                                                --------     --------
            TOTAL CURRENT ASSETS..............................   232,976      165,214
  Joint ventures..............................................    20,326       19,505
  Property, plant and equipment, net..........................   299,255      322,982
  Deferred tax asset..........................................    37,661       47,365
  Other assets and deferred charges...........................     8,759        7,085
                                                                --------     --------
            TOTAL ASSETS......................................  $598,977     $562,151
                                                                ========     ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable............................................  $ 13,400     $ 12,562
  Accrued liabilities.........................................    46,417       44,238
  Senior notes payable........................................        --       28,000
  Other current liabilities...................................     3,565        3,436
                                                                --------     --------
            TOTAL CURRENT LIABILITIES.........................    63,382       88,236
  Senior notes payable........................................    50,000       50,000
  Postretirement benefits other than pensions.................   123,728      132,219
  Other liabilities...........................................    28,233       27,414
  Contingencies (Notes 22 and 23)
                                                                --------     --------
            TOTAL LIABILITIES.................................   265,343      297,869
                                                                --------     --------
  Common stock, $1 par value. Authorized: 50,000,000 shares
    Shares issued: 1997 -- 12,091,866; 1996 -- 12,086,510.....    12,092       12,087
  Warrants to purchase common stock...........................    15,554       15,574
  Additional paid-in capital..................................   174,915      163,664
  Retained earnings...........................................   178,444      115,228
  Treasury stock, at cost.....................................   (47,371)     (42,271)
                                                                --------     --------
            TOTAL SHAREHOLDERS' EQUITY........................   333,634      264,282
                                                                --------     --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $598,977     $562,151
                                                                ========     ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                           CONSOLIDATED STATEMENTS OF
                     CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                              FOR THE         FOR THE         FOR THE
                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                               1997            1996            1995
                     (IN THOUSANDS)                        ------------    ------------    ------------
COMMON STOCK
Balance at beginning of period...........................    $ 12,087        $ 12,081        $ 12,000
  Exercise of warrants to purchase common stock..........           5               6               4
  Exercise of stock options..............................          --              --              77
                                                             --------        --------        --------
Balance at end of period.................................      12,092          12,087          12,081
                                                             --------        --------        --------
WARRANTS TO PURCHASE COMMON STOCK
Balance at beginning of period...........................      15,574          15,597          15,613
  Exercise of warrants to purchase common stock..........         (20)            (23)            (16)
                                                             --------        --------        --------
Balance at end of period.................................      15,554          15,574          15,597
                                                             --------        --------        --------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...........................     163,664          82,709          65,700
  Exercise of warrants to purchase common stock..........         116             122              90
  Sales of treasury stock................................          13               3               3
  Exercise of stock options, net of tax benefit..........      (1,771)         (1,059)          1,100
  Reduction of tax valuation allowance...................      12,893          81,889          15,816
                                                             --------        --------        --------
Balance at end of period.................................     174,915         163,664          82,709
                                                             --------        --------        --------
RETAINED EARNINGS
Balance at beginning of period...........................     115,228          63,315          29,333
  Net income.............................................      65,413          54,160          35,762
  Dividends..............................................      (2,197)         (2,247)         (1,780)
                                                             --------        --------        --------
Balance at end of period.................................     178,444         115,228          63,315
                                                             --------        --------        --------
CUMULATIVE TRANSLATION ADJUSTMENT
Balance at beginning of period...........................          --              --            (183)
  Translation adjustments................................          --              --             183
                                                             --------        --------        --------
Balance at end of period.................................          --              --              --
                                                             --------        --------        --------
TREASURY STOCK
Balance at beginning of period...........................     (42,271)        (13,962)             --
  Repurchase of shares...................................     (14,069)        (33,719)        (13,875)
  Shares issued under compensation plans.................          25              11              --
  Odd lot program net share purchases....................          --          --                 (87)
  Exercise of stock options..............................       8,944           5,399              --
                                                             --------        --------        --------
Balance at end of period.................................     (47,371)        (42,271)        (13,962)
                                                             --------        --------        --------
TOTAL COMMON SHAREHOLDERS' EQUITY, END OF PERIOD.........    $333,634        $264,282        $159,740
                                                             ========        ========        ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE         FOR THE         FOR THE
                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                               1997            1996            1995
                     (IN THOUSANDS)                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................    $ 65,413        $ 54,160        $ 35,762
Adjustments to arrive at net cash provided by
  operating activities:
     Depreciation and depletion..........................      23,591          24,060          23,628
     Tax benefit realized from utilization of deferred
       tax assets........................................      25,147          25,419          15,816
     Changes in operating assets and liabilities:
       Accounts and notes receivable.....................      (4,649)         (2,227)         (1,012)
       Inventories and other current assets..............      (2,370)          3,713         (14,626)
       Accounts payable and accrued expenses.............       4,708             967          (1,724)
       Equity income, net of dividends received..........        (821)          1,772          (2,978)
       Pension funding in excess of expense..............      (1,056)        (12,986)         (7,806)
       Gain on sale of a surplus property................      (3,110)             --              --
       Other, net........................................         575           1,324           3,211
                                                             --------        --------        --------
Net cash provided by operating activities................     107,428          96,202          50,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................     (41,977)        (42,640)        (36,576)
Proceeds from sales of assets............................      56,998             319          15,406
                                                             --------        --------        --------
Net cash provided (used) by investing activities.........      15,021         (42,321)        (21,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term senior notes.........      50,000              --              --
Redemption of long-term senior notes.....................     (78,000)             --              --
Proceeds from exercise of stock options..................       4,581           3,145           1,177
Proceeds from exercise of warrants.......................         101             106              78
Purchase of treasury stock...............................     (14,069)        (33,719)        (13,959)
Dividends paid...........................................      (2,197)         (2,247)         (1,780)
Reduction of production payment..........................          --              --         (19,966)
                                                             --------        --------        --------
Net cash used by financing activities....................     (39,584)        (32,715)        (34,450)
                                                             --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      82,865          21,166          (5,349)
Cash and cash equivalents, beginning of period...........      71,215          50,049          55,398
                                                             --------        --------        --------
Cash and cash equivalents, end of period.................    $154,080        $ 71,215        $ 50,049
                                                             ========        ========        ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations -- The Company is a cement and ready-mixed concrete company with operations in the United States (principally in the Midwest and Southwest). Lone Star's cement operations consist of five portland cement plants in the midwestern and southwestern regions of the United States, a slag cement facility in Louisiana and a 25% interest in Kosmos Cement Company, a partnership which operates one portland cement plant in each of Kentucky and Pennsylvania. The five wholly-owned portland cement plants produced approximately 3.9 million tons of cement in 1997, which approximates the rated capacity of such plants. The Company's construction aggregates operations, prior to its sale in October 1997, primarily served the construction markets in the New York metropolitan area. The ready-mixed concrete business operates in the Memphis, Tennessee area and during 1996, in central Illinois (which operations were sold in March 1997). The Company had approximately $358,000,000 in net sales in 1997, with cement, construction aggregates and ready-mixed concrete and other construction products operations representing approximately 83%, 11% and 6%, respectively, of such net sales.

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

     Basis of Presentation -- The consolidated financial statements include the accounts of Lone Star Industries, Inc. and all subsidiaries. All intercompany transactions have been eliminated. Joint ventures are accounted for using the equity method. Certain prior-period amounts have been reclassified to conform with current-period presentation.

     Upon emergence from its Chapter 11 proceedings in April 1994, the Company adopted "fresh-start" reporting in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), as of March 31, 1994. The Company's emergence from these proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of March 31, 1994. Accordingly, the Company's consolidated financial statements for periods prior to March 31, 1994 are not comparable to consolidated financial statements presented on or subsequent to March 31, 1994.

     Cash and Cash Equivalents -- Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method.

     Property, Plant and Equipment -- Property, plant and equipment were stated at fair market value as of March 31, 1994. Additions subsequent to March 31, 1994 are stated at cost. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives for property, plant and equipment are as follows: buildings-10 to 40 years; machinery and equipment-3 to 30 years; automobile and trucks-3 to 10 years. Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to current earnings. Cost depletion related to limestone reserves is calculated using the units of production method. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

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

     Earnings Per Common Share -- In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Previously reported earnings per share amounts have been restated. Basic earnings per common share for the years ended December 31, 1997, 1996 and 1995 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the years ended December 31, 1997, 1996 and 1995 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1997         1996         1995
                                                               ----         ----         ----
Weighted average common shares............................  10,940,711   11,290,270   11,990,371
Effect of dilutive securities:
  Warrants................................................   2,367,225    1,657,663      566,189
  Options to purchase common stock........................     120,758      298,379      184,961
                                                            ----------   ----------   ----------
Adjusted weighted average common shares...................  13,428,694   13,246,312   12,741,521

     Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of the Company's common stock.

     Options to purchase 6,000 shares of common stock at $34.3125 were outstanding during the second half of 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Environmental Matters -- In accordance with AICPA Statement of Position No. 96-1, "Environmental Remediation Liabilities", accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.

     Recently Issued Accounting Pronouncements -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to affect the presentation of its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management does not expect adoption of this statement to affect the Company's financial statements.

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

2.  ACCOUNTS AND NOTES RECEIVABLE

     Receivables consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Trade accounts and notes receivable.........................    $ 30,554        $ 37,242
Other receivables...........................................       1,501           1,193
                                                                --------        --------
                                                                  32,055          38,435
Less: allowance for doubtful accounts.......................      (3,838)         (5,099)
                                                                --------        --------
                                                                $ 28,217        $ 33,336
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

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Finished goods..............................................    $14,850         $24,913
Work in process and raw materials...........................      6,417           5,347
Supplies and fuel...........................................     21,836          23,609
                                                                -------         -------
                                                                $43,103         $53,869
                                                                =======         =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Land........................................................    $ 29,680        $ 39,182
Buildings and equipment.....................................     295,891         295,524
Construction in progress....................................      15,028          16,753
Automobiles and trucks......................................      27,649          32,515
                                                                --------        --------
                                                                 368,248         383,974
Less accumulated depreciation and depletion.................     (68,993)        (60,992)
                                                                --------        --------
                                                                $299,255        $322,982
                                                                ========        ========

5.  INTEREST COSTS

     Interest costs incurred during the years ended December 31, 1997, 1996 and 1995 were $5,027,000, $7,931,000 and $9,358,000, respectively. Interest capitalized during the years ended December 31, 1997, 1996 and 1995 was $1,442,000, $1,325,000 and $262,000, respectively. Interest paid during the years ended December 31, 1997, 1996 and 1995 was $7,292,000, $7,931,000 and
$9,654,000, respectively.

6.  KOSMOS CEMENT COMPANY

     The Company's investment in and advances to joint ventures at December 31, 1997 and 1996 consists of its 25% investment in Kosmos Cement Company ("Kosmos"). Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1997, was $2,701,000. During the years ended December 31, 1997, 1996 and 1995, $7,750,000, $9,150,000 and
$3,750,000, respectively, of distributions were received from Kosmos.

     Summarized financial information of Kosmos as of and for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                               AS OF AND FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Current assets..............................................  $ 30,341    $ 27,368    $ 37,086
Property, plant and equipment, net..........................    73,098      74,038      74,656
Cost in excess of net assets of businesses acquired.........    21,765      22,485      23,205
Current liabilities.........................................    (4,581)     (4,893)     (5,404)
Other liabilities...........................................    (4,091)     (2,581)     (2,871)
                                                              --------    --------    --------
Net assets..................................................  $116,532    $116,417    $126,672
                                                              --------    --------    --------
Net sales...................................................  $ 94,653    $ 88,300    $ 76,432
Gross profit................................................  $ 33,484    $ 26,935    $ 23,894
Net income..................................................  $ 31,115    $ 26,345    $ 23,742

     At December 31, 1997, 1996 and 1995, the Company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $8,807,000, $9,600,000 and $10,516,000, respectively, and is being amortized over the estimated remaining life of the assets.

7.  DEFERRED TAX ASSET

     As of December 31, 1995, the Company had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon the Company's emergence from bankruptcy when "fresh-start" reporting was adopted.

     During 1997 and 1996, the Company reduced the valuation allowance related to the remaining net tax assets by $12,893,000 and $81,889,000, respectively. The reduction reflects the Company's expectation that it is more likely than not that it will generate future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction was recorded as an increase in additional paid-in capital in accordance with SOP No. 90-7.

     During 1997 and 1996, approximately $25,000,000 of net deferred tax assets were utilized in each year.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Postretirement benefits other than pensions.................    $ 7,563         $ 7,563
Insurance...................................................      3,726           3,862
Taxes other than income taxes...............................      3,480           1,899
Payroll and vacation pay....................................      2,863           3,123
Interest....................................................      1,005           3,270
Pensions....................................................         --           2,317
Other.......................................................     27,780          22,204
                                                                -------         -------
                                                                $46,417         $44,238
                                                                =======         =======

9.  SENIOR NOTES PAYABLE

     In April 1994, the Company issued $78,000,000 of ten year senior unsecured notes due July 31, 2003, which bore interest at a rate of 10% per annum. In March 1997, the Company redeemed $28,000,000 of these senior notes and called for the early redemption of the remaining $50,000,000 in the second quarter of 1997. In April 1997, the remaining $50,000,000 of the 10% senior notes were redeemed at par plus accrued interest of $1,125,000.

     In March 1997, the Company issued $50,000,000 of 7.31% senior notes due in 2007. The note purchase agreement imposes certain operating and financial restrictions on the Company. Such restrictions limit, among other things, the ability of the Company to incur additional indebtedness, create liens, engage in mergers and acquisitions, purchase the Company's capital stock and warrants or pay dividends. Commencing in the year 2001, the Company is required to make annual principal payments of $7,142,857.

10.  CREDIT AGREEMENT

     In April 1994, the Company entered into a three-year $35,000,000 revolving credit agreement. In March 1997, the Company canceled this agreement and replaced it with a new $100,000,000 unsecured revolving credit facility which will allow the Company to borrow funds at lower interest rates and increase the Company's ability to repurchase common stock and warrants. Advances under this agreement bear interest at a rate, which is the Company's option, of either prime or LIBOR plus 37.5 to 75 basis points. A fee of 12.5 to 25 basis points is charged on the unused portion of the credit line. The number of basis points used in both the LIBOR interest rate and the commitment fee is determined by the Company's capital structure. The credit agreement expires on April 30, 2002. Although the Company has used the letter of credit facility provided by the credit agreement, it has never borrowed under the credit agreement.

11.  LEASES

     Net rental expense for the years ended December 31, 1997, 1996 and 1995 was $3,593,000, $3,344,000 and $5,146,000, respectively. Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows: 1998-$1,185,000; 1999-$934,000; 2000-$221,000;
2001-$178,000; 2002-$177,000; after 2002-$903,000. Certain leases include options for renewal or purchase of leased property.

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

     Net periodic pension cost of defined benefit plans included the following components (in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Interest cost...............................................  $ 10,489    $ 10,214    $ 10,104
Service cost -- benefit accrued during the period...........     1,793       1,938       1,627
Actual return on plan assets................................   (29,964)    (18,803)    (28,824)
Net amortization and deferral...............................    18,252       9,019      20,469
                                                              --------    --------    --------
Net pension cost............................................  $    570    $  2,368    $  3,376
                                                              ========    ========    ========

     The following tables present the plans' funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 1997 and 1996 (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Actuarial present value of benefit obligations:
  Vested benefits...........................................    $142,901        $135,686
  Non-vested benefits.......................................       4,596           4,290
                                                                --------        --------
Accumulated benefit obligation..............................    $147,497        $139,976
                                                                --------        --------
Projected benefit obligation................................    $153,732        $144,968
Plan assets at fair value...................................     192,954         172,715
                                                                --------        --------
Projected benefit obligation less than plan assets..........      39,222          27,747
Unrecognized prior service cost.............................       4,190           4,518
Unrecognized net gain.......................................     (42,039)        (31,948)
                                                                --------        --------
Pension asset...............................................    $  1,373        $    317
                                                                ========        ========

     All of the Company's pension plans were overfunded as of December 31, 1997 and 1996.

     The weighted average discount rates of 7.0% and 7.5% for 1997 and 1996, respectively, and the rate of annual increase in future compensation levels of 4.5% for both 1997 and 1996, were used in determining the actuarial present values of the projected benefit obligation. The expected long-term rate of return on plan assets was 8.0% for both 1997 and 1996.

     Certain union employees are covered under union sponsored multi-employer pension plans pursuant to collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the years ended December 31, 1997, 1996 and 1995, were approximately $140,000, $300,000 and $300,000, respectively.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     As part of its emergence from Chapter 11 proceedings, the Company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the Company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The Company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The Company made contributions of $4,425,000, $4,428,000 and $4,378,000 to the VEBA during the years ended December 31, 1997, 1996 and 1995.

     Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
Service cost -- benefits attributed to service during the
  period....................................................  $1,264    $1,603    $1,548
Interest cost on accumulated postretirement benefit
  obligation................................................   7,364     7,618     8,595
Net amortization and deferral...............................  (2,575)   (1,783)   (1,182)
                                                              ------    ------    ------
Net periodic postretirement benefit cost....................  $6,053    $7,438    $8,961
                                                              ======    ======    ======

     Benefits paid, including VEBA contributions, were approximately $6,639,000, $6,681,000 and $7,255,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows at December 31, 1997 and 1996 (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Accumulated postretirement benefit obligation:
  Retirees..................................................    $ 73,779        $ 76,181
  Fully eligible active plan participants...................      10,979          14,697
  Other active plan participants............................       9,550          12,318
                                                                --------        --------
Accumulated postretirement benefit obligation...............      94,308         103,196
Unrecognized net gain.......................................      36,983          36,586
                                                                --------        --------
Accrued postretirement benefit cost.........................     131,291         139,782
Less current portion........................................       7,563           7,563
                                                                --------        --------
Long-term accrued post-retirement benefit cost..............    $123,728        $132,219
                                                                ========        ========

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% for 1997 and 1996, respectively. Compensation levels are assumed to increase annually at a rate of 4.5% in both 1997 and 1996.

     For measurement purposes, a 10.0% annual medical rate of increase is assumed for 1998 for both pre-medicare and post-medicare claims; the rate is assumed to decrease 1/2% each year to 6.0% per year after 2005. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $5,847,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately $759,000.

     In 1997, the Company recorded a $7,905,000 settlement gain related to the sale of the Company's New York construction aggregates operations. This gain was included in the calculation of the net results of the sale.

14.  COMMON STOCK

     In April 1994, the Company authorized 25,000,000 shares of $1.00 par value common stock and issued 12,000,000 shares of that common stock. In 1995, the authorized number of shares of common stock was increased from 25,000,000 to 50,000,000. Transactions in common stock are as follows:

                                                                COMMON     TREASURY
                                                                SHARES      SHARES
                                                                ------     --------
Balance, December 31, 1994..................................  12,000,016          --
Exercise of warrants........................................       4,140          --
Exercise of options.........................................      76,688          --
Odd lot program net share purchases.........................          --       4,157
Purchase of shares..........................................          --     600,000
                                                              ----------   ---------
Balance, December 31, 1995..................................  12,080,844     604,157
Exercise of warrants........................................       5,666          --
Exercise of options.........................................          --    (204,565)
Purchase of shares..........................................          --     974,317
Stock issued under compensation plans.......................          --        (400)
                                                              ----------   ---------
Balance, December 31, 1996..................................  12,086,510   1,373,509
Exercise of warrants........................................       5,356          --
Exercise of options.........................................          --    (290,500)
Purchase of shares..........................................          --     283,800
Stock issued under compensation plans.......................          --        (800)
                                                              ----------   ---------
Balance, December 31, 1997..................................  12,091,866   1,366,009
                                                              ==========   =========

     At December 31, 1997, the Company has reserved 5,665,898 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock (3,988,148 shares) and the exercise of stock options (1,677,750 shares).

     Since the second quarter of 1995, the Company has paid a $0.05 per share quarterly cash dividend. In addition, on February 19, 1998, the Board of Directors declared a $0.05 dividend per common share, payable on March 16, 1998 to shareholders of record as of March 1, 1998. The Company's financing agreements and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $101,300,000 is currently available for such payments under the most restrictive of such covenants (See Notes 9 and 10).

     As part of a stock repurchase program, in 1997 the Company purchased 283,800 shares of treasury stock in open market transactions for $14,069,000. In 1996, the Company purchased 272,401 shares of treasury stock in open market transactions for $8,457,000 and purchased 700,000 shares of its common stock in private transactions for $25,200,000. In 1995, the Company repurchased 600,000 shares of its common stock for $13,875,000. An additional 1,916 shares were received in 1996, in lieu of cash, by the Company in connection with the exercise of certain employee stock options.

     In 1995, the Board of Directors approved a plan to repurchase common stock from shareholders who own less than 100 shares, and to allow shareholders to increase their shares owned up to 100 shares. No brokerage commissions were incurred by shareholders related to these transactions. A total of 24,454 shares were tendered for sale by the shareholders and shareholders purchased 20,297 shares under this program.

     In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 14,572 shares of common stock were transferred to the Company as they were considered undeliverable in the Company's Chapter 11 proceedings. These shares have been recorded as treasury shares and there was no effect on total equity of the Company as a result.

15.  WARRANTS TO PURCHASE COMMON STOCK

     In April 1994, the Company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. Each warrant entitles the holder thereof to purchase one share of common stock. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1997, there were 3,988,148 warrants outstanding.

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

     In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 31,033 warrants were transferred to the Company as they were considered undeliverable in the Company's Chapter 11 proceedings. The returned warrants will be cancelled.

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

17.  STOCK COMPENSATION PLANS

     At December 31, 1997, the Company had three stock-based compensation plans, which are described below. As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income for the years ended December 31, 1997, 1996 and 1995 would have been $65,347,000, $54,082,000 and $35,666,000, respectively. Pro forma basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been $5.97, $4.79 and $2.97, and $4.87, $4.08 and $2.80, respectively. The pro forma effect of stock option grants on net income for 1997, 1996 and 1995 may not be representative of the pro forma effect on net income in future years due to the small number of options granted during 1997, 1996 and 1995 and the exclusion of option grants made prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, 1995 (Directors Plan) and 1995 (Management Plan), respectively: dividend yield of 0.52, 0.58, 0.96 and 0.93 percent; expected volatility of 31, 28, 23 and 27 percent, risk-free interest rates of 5.44, 6.29, 5.30 and 5.30 percent; and expected lives of 4 years for all grants.

     Under the Management Stock Option Plan ("Management Plan"), the Company has granted options to its employees for 700,000 shares of common stock. Under the Directors Stock Option Plan ("Directors Plan"), the Company may grant options to its Directors for up to 50,000 shares of common stock. Under the 1996 Long Term Incentive Plan ("Incentive Plan"), the Company may grant up to 1,500,000 stock options and/or stock appreciation rights to its employees. No options were granted under the Incentive Plan in 1997 or 1996. Under all plans, the exercise price of each option must be equal to or greater than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options granted under the Management Plan vest over a three-year period and options granted under the Directors Plan become vested after six months. Options granted under the Incentive Plan become vested after a minimum of one year from the grant date.

     A summary of the status of the Company's Management and Directors Plans as of and for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                                  EXERCISE           OPTIONS           OPTIONS
                                                                    PRICE          OUTSTANDING       EXERCISABLE
                                                               ---------------    --------------    --------------
Balance, December 31, 1994.................................        $15.378            706,000           368,754
  Options granted..........................................        $21.355             31,000                --
  Options exercised........................................        $15.375            (77,185)          (77,185)
  Options which became exercisable.........................        $15.939                 --           125,004
  Options expired or canceled..............................        $15.375            (25,000)          (12,500)
                                                                                     --------          --------
Balance, December 31, 1995.................................        $15.670            634,815           404,073
  Options granted..........................................        $34.313              6,000                --
  Options exercised........................................        $15.375           (204,565)         (204,565)
  Options which became exercisable.........................        $16.598                 --           124,242
                                                                                     --------          --------
Balance, December 31, 1996.................................        $16.065            436,250           323,750
  Options granted..........................................        $38.375              6,000                --
  Options exercised........................................        $15.770           (290,500)         (290,500)
  Options which became exercisable.........................        $16.945                 --           112,250
                                                                                     --------          --------
Balance, December 31, 1997.................................        $17.510            151,750           145,500
                                                                                     ========          ========

     Options available for future grants under the Directors Plan were 26,000 and 32,000 at December 31, 1997 and 1996, respectively. Options available for future grants under the Incentive Plan were 1,500,000 at December 31, 1997 and 1996.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                 WEIGHTED-AVERAGE
                                 DECEMBER 31, 1997               -------------------------------------------------
                           ------------------------------         REMAINING             OPTION EXERCISE PRICES
                             NUMBER             NUMBER           CONTRACTUAL        ------------------------------
RANGE OF EXERCISE PRICES   OUTSTANDING        EXERCISABLE           LIFE            OUTSTANDING        EXERCISABLE
------------------------   -----------        -----------        -----------        -----------        -----------
  $15.375-$15.688            127,500            127,500            6.5 years          $15.389            $15.389
  $20.750-$21.50              12,250              6,000          8.0 years..          $21.133            $20.750
      $34.313                  6,000              6,000            8.5 years          $34.313            $34.313
      $38.375                  6,000              6,000          9.5 years..          $38.375            $38.375
                             -------            -------
                             151,750            145,500
                             =======            =======

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 (in thousands). In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                               DECEMBER 31, 1997
                                                              --------------------
                                                              CARRYING      FAIR
                                                               AMOUNT      VALUE
                                                              --------     -----
Financial assets:
  Cash and cash equivalents.................................  $154,080    $154,080
Financial liabilities:
  Senior notes payable......................................  $ 50,000    $ 50,000

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

     Senior notes payable -- the fair value of this privately-placed long-term debt is based on quoted market prices of similar issues of publicly traded debt. The carrying amount of the debt approximates fair value due to the recent issue of the debt.

19.  OTHER INCOME, NET

     Other income, net, consists of the following (in thousands):

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                 1997      1996      1995
                                                                 ----      ----      ----
Interest income on investments..............................    $4,892    $2,552    $2,857
Gain on sale of surplus property............................     3,110        --        --
Other, net..................................................       (79)      455     1,183
                                                                ------    ------    ------
                                                                $7,923    $3,007    $4,040
                                                                ======    ======    ======

20.  INCOME TAXES

     Provision for income taxes consists of the following (in thousands):

                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
Federal income tax provision:
  Current...................................................    $ 7,301    $  1,314    $  1,098
                                                                -------    --------    --------
  Deferred:
     Difference between tax and book depreciation...........      1,008       3,402       1,308
     Sale of assets.........................................       (918)      2,467       7,868
     Investment and other credits...........................     (7,301)      1,139        (864)
     Net operating loss carryforward........................     22,151       8,453       1,308
     Restructuring and other reserves.......................      7,132       6,204      10,184
     Change in valuation allowance..........................     (9,346)    (75,109)    (18,504)
     Other, net.............................................     (1,656)      3,543      (1,300)
                                                                -------    --------    --------
  Total deferred............................................     11,070     (49,901)         --
                                                                -------    --------    --------
  Increase in additional paid-in capital....................      9,346      71,289      14,196
                                                                -------    --------    --------
Total federal income tax provision..........................     27,717      22,702      15,294
                                                                -------    --------    --------
State and local income tax provision:
  Current...................................................        875         877         700
  Deferred..................................................      4,731       4,031          --
  Change in valuation allowance.............................     (3,547)    (10,600)         --
  Increase in additional paid-in capital....................      3,547      10,600       1,620
                                                                -------    --------    --------
Total state and local income tax provision..................      5,606       4,908       2,320
                                                                -------    --------    --------
Provision for income taxes..................................    $33,323    $ 27,610    $ 17,614
                                                                =======    ========    ========

     As of December 31, 1997, the Company has investment tax credit carryforwards for federal income tax purposes of $2,125,000 which expire at various dates through 2001. The Company also has regular tax net operating loss carryforwards of approximately $115,000,000 that expire at various dates through 2009 and an alternative minimum tax credit carryforward of $16,724,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the Company as part of its plan of reorganization. Such an "ownership change" limits the use of a portion of the Company's carryforwards in any one year. The Company believes it is more likely than not that all of its carryforwards will be utilized prior to their expiration.

     The following is a schedule of consolidated pre-tax income and a reconciliation of income taxes computed at the U.S. statutory rate to the provision for income taxes (in thousands):

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
Income before income taxes..................................    $98,736    $81,770    $53,376
                                                                -------    -------    -------
Tax provision computed at statutory rates...................     34,558     28,620     18,681
Differences resulting from:
  Foreign subsidiaries, net.................................         --         --        140
  State tax, net............................................      3,669      3,190      2,320
  Other, including percentage depletion.....................     (4,904)    (4,200)    (3,527)
                                                                -------    -------    -------
  Provision for income taxes................................    $33,323    $27,610    $17,614
                                                                =======    =======    =======

     Components of net deferred tax assets as of December 31, 1997 and 1996 are as follows (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current tax assets related to:
  Reserves not yet deducted.................................    $  3,825        $  4,524
  Valuation allowance.......................................          --            (913)
                                                                --------        --------
Net current deferred tax assets.............................       3,825           3,611
Non-current tax assets related to:
  Reserves not yet deducted.................................       2,744           4,134
  Reserve for retiree benefits..............................      42,893          46,277
  Loss carryforwards........................................      40,252          62,953
  Investment tax credits....................................       2,125           4,559
  Alternative minimum tax credits...........................      16,724           6,817
  Net state.................................................       3,888           6,698
                                                                --------        --------
                                                                 108,626         131,438
Non-current tax liabilities related to:
  Fixed assets..............................................     (53,320)        (54,194)
  Other.....................................................     (14,490)        (14,932)
  Domestic joint ventures...................................      (3,155)         (2,967)
                                                                --------        --------
                                                                 (70,965)        (72,093)
  Valuation allowance.......................................          --         (11,980)
                                                                --------        --------
Total long-term net deferred tax assets.....................      37,661          47,365
                                                                --------        --------
Total net deferred tax assets...............................    $ 41,486        $ 50,976
                                                                ========        ========

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

     Net income taxes paid during the years ended December 31, 1997, 1996 and 1995, were $7,187,000, $812,000 and $395,000, respectively.

21.  ASSET DISPOSITIONS

     In October 1997, the Company sold its New York construction aggregates operations, including working capital, for $43,186,000, which approximated book value.

     In September 1997, the Company received $3,110,000 from the sale of a parcel of surplus real estate in Massachusetts. The gain on the sale is included in other income on the accompanying consolidated statement of operations.

     In March 1997, the Company sold its central Illinois ready-mixed and other concrete operations, including inventories, for proceeds equal to book value of $10,500,000. Total proceeds included a note receivable for $1,650,000.

     In December 1995, the Company sold its concrete railroad cross-tie plant and office building in Denver, Colorado for $2,250,000, which approximated book value.

     In October 1995, the Company sold the assets of its Nova Scotia, Canada aggregate quarry, including working capital, for $11,408,000, which approximated book value.

     In February, March and June 1995, the Company sold the assets of its hollow metal door/hardware business in Illinois, a piece of surplus property in Mississippi and a cement terminal in Florida for $290,000, $325,000 and $390,000, respectively. The Company had been leasing the terminal to the buyer prior to the sale.

     The operations sold in 1997 and 1995 contributed the following results for the period through their respective dates of disposition (in thousands):

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                               ----       ----       ----
Net sales...................................................  $40,326    $69,848    $64,744
Pre-tax income..............................................  $ 1,011    $ 5,467    $   555

22.  ENVIRONMENTAL REGULATION

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. For example, recent initiatives for limitations on carbon dioxide emissions as a result of the fear of global warming could result in statutes or regulations which, if promulgated, could adversely affect certain aspects of United States manufacturing, including the cement industry.

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

     The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA will identify maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. On April 27, 1997, the EPA announced new proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). The proposed standards are extremely lengthy and complex and have been commented on by concerned parties. They are anticipated by the Company to be effective in late 1998 and thereafter will be implemented over a three-year period. Depending on their final terms when effective, they could have the effect of limiting or eliminating the use of HWF at one or both facilities. The Company anticipates that standards for facilities burning fossil fuels will be initially proposed in 1998. In August 1997, the EPA promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the results of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. On October 10, 1997, the EPA proposed new regulations to reduce nitrogen oxide emissions substantially over the next eight years. This proposal would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

     The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, in 1995, the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time precisely what new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs) would be incurred by the Company to comply with these requirements, the EPA announced in 1996 that regulations will be promulgated through a rulemaking scheduled to be completed shortly, and that, thereafter, these rules will be implemented over a three-year period. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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

     The Company's operations are also subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

     The December 31, 1997 consolidated balance sheet includes accruals of $6,600,000 which represent the Company's current estimate of its liability related to future remediation costs at sites where known environmental conditions exist. The Company believes these reserves to be adequate for known environmental matters.

23.  LEGAL PROCEEDINGS

     From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and is contesting the lawsuits vigorously. The Company has also been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of this demolished building brought suit against SanVel and the Company alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings (including the demolished building) were produced. There has been no indication that Lone Star's production of this cement was defective. The Company is contesting this lawsuit vigorously, and believes that it has good defenses to the lawsuit. All of the foregoing matters are being defended by the Company's insurers. No assurances as to their ultimate outcome can be given.

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands except per share data):

                                                                           QUARTER
                                                           ---------------------------------------
1997                                                        FIRST     SECOND     THIRD     FOURTH
----                                                        -----     ------     -----     ------
Net sales................................................  $60,836   $104,618   $111,775   $80,336
Gross profit.............................................  $ 8,516   $ 36,241   $ 41,868   $28,468
Net income...............................................  $   264   $ 20,181   $ 27,722   $17,246
                                                           -------   --------   --------   -------
Basic earnings per common share..........................  $  0.02   $   1.84   $   2.52   $  1.58
                                                           -------   --------   --------   -------
Diluted earnings per common share........................  $  0.02   $   1.53   $   2.04   $  1.27
                                                           -------   --------   --------   -------

                                                                           QUARTER
                                                           ---------------------------------------
1996                                                        FIRST     SECOND     THIRD     FOURTH
----                                                        -----     ------     -----     ------
Net sales................................................  $52,987   $102,307   $118,349   $94,030
Gross profit.............................................  $ 2,208   $ 31,989   $ 42,993   $29,771
Net income (loss)........................................  $(3,276)  $ 17,263   $ 25,346   $14,827
                                                           -------   --------   --------   -------
Basic earnings per common share..........................  $ (0.29)  $   1.51   $   2.23   $  1.36
                                                           -------   --------   --------   -------
Diluted earnings per common share........................  $ (0.29)  $   1.28   $   1.91   $  1.13
                                                           -------   --------   --------   -------

---------------
(1) Gross profit is net of depreciation expense relating to cost of sales of $23,182,000 and $23,598,000, in the years ended December 31, 1997 and 1996, respectively.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1997 and 1996 does not equal the total computed for the year. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", earnings per share for previously reported periods have been restated (See
    Note 1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which pursuant to Regulation 14A will be filed not later than 120 days after the end of the fiscal year covered by this Report. Certain information relating to the Company's executive officers is included in Part I of this Report under the caption "Executive Officers of Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS AND SCHEDULE: See Index to Financial Statements and Schedule on page 17 of this Report.

          2. EXHIBITS:

             2.1     --  Voluntary Petition for Relief under Chapter 11 of the United
                         States Bankruptcy Code dated December 10, 1990 (incorporated herein by reference to Exhibit 28A of the Registrant's
                         Annual Report on Form 10-K for the year ended December 31,
                         1990).
             2.2     --  Modified Amended Disclosure Statement Regarding Debtors'
                         Modified Amended Consolidated Plan of Reorganization and
                         exhibits thereto (incorporated herein by reference to the
                         Registrant's Form T-3 filed January 14, 1994).
             2.3     --  Modification of Debtor's Plan of Reorganization
                         (incorporated herein by reference to Exhibit 2 of the
                         Registrant's Current Report on Form 8-K dated March 1,
                         1994).
             2.4     --  Order Confirming Debtors' Modified Amended and Consolidated
                         Plan of Reorganization Under Chapter 11 of the Bankruptcy
                         Code dated February 17, 1994 (incorporated herein by
                         reference to Exhibit 28E of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
             3.1     --  Amended and Restated Certificate of Incorporation
                         (incorporated herein by reference to Exhibit 3.1 of the
                         Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1994).
             3.2     --  Certificate of Amendment of Restated Certificate of
                         Incorporation (incorporated herein by reference to Exhibit
                         3.1 of the Registrant's Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 1995).
             3.3     --  Amended By-Laws (incorporated herein by reference to Exhibit
                         3(ii) of the Registrant's Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 1994).
             4.1     --  Form of Note Purchase Agreement, dated as of March 10, 1997, relating to the Company's $50 million principal amount of
                         7.31% Senior Notes Due 2007 (incorporated herein by
                         reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
             4.2     --  Credit Agreement by and among the Registrant, NBD Bank, N.A.
                         (as Agent) and the Lenders that are signatories thereto,
                         dated as of June 30, 1997 (incorporated herein by reference to Exhibit 4.4 of the Registrant's Quarterly Report on Form
                         10-Q for the quarter ended June 30, 1997).
             4.3     --  Warrant Agreement, dated April 13, 1994, between Lone Star
                         Industries, Inc. and Chemical Bank, as Warrant Agent
                         (incorporated herein by reference to Exhibit 4B of the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
             4.4     --  Rights Agreement, dated as of November 10, 1994, between
                         Lone Star Industries, Inc. and Chemical Bank (incorporated herein by reference to the Registrant's Form 8-A, dated
                         November 17, 1994).
            10.1     --  Settlement Agreement, dated as of February 4, 1994, between
                         Lone Star Industries, Inc., et al. and the Official
                         Committee of Retired Employees of Lone Star Industries,
                         Inc., et al. (incorporated herein by reference to Exhibit
                         10.23 of the Registrant's Registration Statement on Form
                         S-1, File Number 33-55377).
            10.2     --  Agreement, dated as of March 11, 1994, by and between the
                         Debtors and the Unions (incorporated herein by reference to
                         Exhibit 10.25 of the Registrant's Registration Statement on
                         Form S-1, File Number 33-55377).

            10.3     --  Registration Rights Agreement, dated as of July 18, 1994, among Lone Star Industries, Inc., Metropolitan Life
                         Insurance Company, Metropolitan Insurance and Annuity
                         Company and TCW Special Credits, as Agent and Nominee
                         (incorporated herein by reference to Exhibit 10.22 of the
                         Registrant's Registration Statement on Form S-1, File Number
                         33-55377).
            10.4     --  Rights Agreement, dated as of November 10, 1994, between
                         Lone Star Industries, Inc. and Chemical Bank (incorporated herein by reference to the Registrant's Form 8-A, dated
                         November 17, 1994).
           *10.5     --  Amended and Restated Employment Agreement, dated as of
                         February 1, 1996, between David W. Wallace and Lone Star
                         Industries, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
           *10.6     --  Amended and Restated Employment Agreement, dated as of
                         February 1, 1996 (the "Troutman Employment Agreement"),
                         between William M. Troutman and Lone Star Industries, Inc.
                         (incorporated by reference to Exhibit 10.8 of the
                         Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1995).
           *10.6(i)  --  Amendment No. 1, effective August 1, 1996, to the Troutman
                         Employment Agreement (incorporated herein by reference to
                         Exhibit 10.6(i) of the Registrant's Annual Report on Form
                         10-K for the year ended December 31, 1996).
           *10.7     --  Amended and Restated Agreement, dated November 20, 1996, between William M. Troutman and Lone Star Industries, Inc.
                         (incorporated herein by reference to Exhibit 10.7 of the
                         Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996).
           *10.8     --  Stock Option Agreement, dated as of June 8, 1994, between
                         William M. Troutman and Lone Star Industries, Inc.
                         (incorporated herein by reference to Exhibit 10E(iii) of the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.9     --  Form of Indemnification Agreement entered into between Lone
                         Star Industries, Inc. and directors and an executive officer
                         (incorporated herein by reference to Exhibit 10G of the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.10    --  Form of "Change of Control" agreement for certain executive officers of Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual
                         Report on Form 10-K for the year ended December 31, 1995).
           *10.11    --  Form of stock option agreement for certain executive
                         officers of Lone Star Industries, Inc. (incorporated herein by reference to Exhibit 10J of the Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1994).
           *10.12    --  Lone Star Industries, Inc. Management Stock Option Plan
                         (incorporated herein by reference to Appendix A of the
                         Registrant's Definitive Proxy Statement, dated May 11,
                         1994).
           *10.13    --  Lone Star Industries, Inc. Directors Stock Option Plan
                         (incorporated herein by reference to Appendix B of the
                         Registrant's Definitive Proxy Statement, dated May 11,
                         1994).
           *10.14    --  Lone Star Industries, Inc. Employees Stock Purchase Plan
                         (incorporated herein by reference to Appendix C of the
                         Registrant's Definitive Proxy Statement, dated May 11,
                         1994).
           *10.15    --  Lone Star Industries, Inc. 1996 Long Term Incentive Plan
                         (incorporated herein by reference to Appendix A of the
                         Registrant's Definitive Proxy Statement, dated April 1,
                         1996).
           *10.16    --  Lone Star Industries, Inc. Supplemental Executive Retirement
                         Plan, effective July 1, 1996 (incorporated by reference to
                         Exhibit 10.18 of the Registrant's Annual Report on Form 10-K
                         for the year ended December 31, 1996).
           *10.17    --  Lone Star Industries, Inc. Amended and Restated Executive
                         Incentive Plan (incorporated herein by reference to Exhibit
                         10.19 of the Registrant's Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 1997).

           *10.18    --  Lone Star Industries, Inc. Voluntary Deferred Compensation
                         Plan for Non-Employee Directors (incorporated herein by
                         reference to Appendix B of the Registrant's Definitive Proxy
                         Statement, dated April 1, 1996).
            21       --  Subsidiaries of the Company (incorporated herein by
                         reference to Exhibit 21 of the Registrant's Annual Report on
                         Form 10-K for the year ended December 31, 1996).
            23       --  Consent of Coopers & Lybrand L.L.P. (filed herewith).
            27       --  Financial Data Schedule (filed herewith).

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

                                                    Date: March 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE OR CAPACITY                       DATE
                  ---------                                   -----------------                       ----

            /s/ DAVID W. WALLACE               Director and Chairman of the Board                 March 6, 1998
---------------------------------------------
              DAVID W. WALLACE

             /s/ JAMES E. BACON                Director                                           March 6, 1998
---------------------------------------------
               JAMES E. BACON

           /s/ THEODORE F. BROPHY              Director                                           March 6, 1998
---------------------------------------------
             THEODORE F. BROPHY

            /s/ ARTHUR B. NEWMAN               Director                                           March 6, 1998
---------------------------------------------
              ARTHUR B. NEWMAN

            /s/ ALLEN E. PUCKETT               Director                                           March 6, 1998
---------------------------------------------
              ALLEN E. PUCKETT

           /s/ ROBERT G. SCHWARTZ              Director                                           March 6, 1998
---------------------------------------------
             ROBERT G. SCHWARTZ

           /s/ WILLIAM M. TROUTMAN             Director, President and Chief Executive Officer    March 6, 1998
---------------------------------------------
             WILLIAM M. TROUTMAN

            /s/ JACK R. WENTWORTH              Director                                           March 6, 1998
---------------------------------------------
              JACK R. WENTWORTH

           /s/ WILLIAM E. ROBERTS              Vice President, Chief Financial Officer,           March 6, 1998
---------------------------------------------  Controller and Treasurer
             WILLIAM E. ROBERTS

                           LONE STAR INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                              BALANCE     -------------------------
                                                AT        CHARGED TO      CHARGED                       BALANCE AT
                                             BEGINNING    COSTS AND      TO OTHER                         END OF
                DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS(2)    DEDUCTIONS(1)      PERIOD
                -----------                  ---------    ----------    -----------    -------------    ----------
FOR THE YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $5,099          124            364           1,749          $3,838
                                              ======        =====          =====           =====          ======
FOR THE YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $5,936          270          1,401           2,508          $5,099
                                              ======        =====          =====           =====          ======
FOR THE YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts deducted
     from notes and accounts receivable....   $7,226          399            509           2,198          $5,936
                                              ======        =====          =====           =====          ======

------------------------

(1) Deductions in the years ended December 31, 1997, 1996 and 1995 primarily represent uncollectible accounts charged off and the allowance related to the New York construction aggregates operations which were sold in 1997.

(2) Represents recoveries of accounts previously charged off, and reserves related to dispositions.