Form 10-K/A
period 1997-12-31
LONE STAR INDUSTRIES INC
filed 1998-04-09
CIK 60195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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


	Title of each class
	Name of each exchange
	on which each class registered
          Common Stock, par value $1.00
New York Stock Exchange
                    per share

           Common Stock Purchase Rights
New York Stock Exchange
          Common Stock Purchase Warrants
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

	  (a)	The following documents are filed as a part of this Report:

			27 - Financial Data Schedule (filed herewith).


SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						LONE STAR INDUSTRIES, INC.

							By:	/s/ JAMES W. LANGHAM
							    JAMES W. LANGHAM
							    Vice President, General
							    Counsel and Secretary

							Date: April 9, 1998