Form 10-Q
period 1998-03-31
LONE STAR INDUSTRIES INC
filed 1998-05-01
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of April 28, 1998:

       Common Stock, par value $1 per share - 10,713,450 shares








TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three Months Ended March 31, 1998 and 1997
   (Unaudited)...........................................3

Consolidated Statements of Retained Earnings -
   For the Three Months Ended March 31, 1998 and
   1997 (Unaudited)......................................4

Consolidated Balance Sheets - March 31, 1998
   (Unaudited) and December 31, 1997.....................5

Consolidated Statements of Cash Flows - For the
   Three Months Ended March 31, 1998 and 1997
   (Unaudited)...........................................6

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

SIGNATURES.........................................................18






PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)



                                      For the Three Months
                                      Ended March 31,
                                                      1998              1997

Consolidated Income
Revenues:
 Net sales                                          $ 57,794         $ 60,836
 Joint venture income                                    823              742
 Other income, net                                     3,769              674
                                                      62,386           62,252

Deductions from revenues:
 Cost of sales                                        38,903           46,183
 Selling, general and administrative expenses          6,732            7,704
 Depreciation and depletion                            5,346            6,253
 Interest expense                                        747            1,714
                                                      51,728           61,854

Income before income taxes                            10,658              398

Provision for income taxes                            (3,597)            (134)

Net income applicable to common stock               $  7,061         $    264

Weighted average common shares outstanding:
 Basic                                                10,716           10,853
 Diluted                                              13,540           13,094

Earnings per common share:
 Basic                                              $   0.66         $   0.02
 Diluted                                            $   0.52         $   0.02

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.












LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS(Unaudited)
(In Thousands)




                                           For the Three Months
                                            Ended March 31,
                                                       1998             1997

Retained earnings, beginning of period             $  178,444      $  115,228

Net income                                              7,061             264

Dividends                                                (527)           (547)

Retained earnings, end of period                   $  184,978      $  114,945




The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
























 LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                      March 31,   December 31,
                                                        1998          1997
                                                     (Unaudited)

Assets:
   Current assets:
    Cash including cash equivalents of $145,163
     and $152,775                                    $  145,366    $  154,080
    Accounts and notes receivable, net                   26,284        28,217
    Inventories:
      Finished goods                                     24,920        14,850
      Work in process and raw materials                   9,610         6,417
      Supplies and fuel                                  21,217        21,836
                                                         55,747        43,103

    Deferred tax asset                                    3,825         3,825
    Other current assets                                  3,730         3,751
      Total current assets                              234,952       232,976

   Joint ventures                                        20,899        20,326

   Property, plant and equipment                        382,939       368,248
   Less accumulated depreciation and depletion           74,151        68,993
                                                        308,788       299,255

   Deferred tax asset                                    36,196        37,661
   Other assets and deferred charges                     10,132         8,759
      Total assets                                   $  610,967    $  598,977


Liabilities and Shareholders' Equity:
   Current Liabilities:
    Accounts payable                                 $   21,132    $   13,400
    Accrued liabilities                                  43,418        46,417
    Other current liabilities                             4,615         3,565
      Total current liabilities                          69,165        63,382


   Senior notes payable                                  50,000        50,000
   Postretirement benefits other than pensions          123,278       123,728
   Other liabilities                                     28,318        28,233
   Contingencies (See Notes 7 and 8)

      Total liabilities                                 270,761       265,343

Shareholders' Equity:
  Common stock                                           12,093        12,092
  Warrants to purchase common stock                      15,428        15,554
  Additional paid-in capital                            175,071       174,915
  Retained earnings                                     184,978       178,444
  Treasury stock, at cost                               (47,364)      (47,371)
      Total shareholders' equity                        340,206       333,634
      Total liabilities and shareholders' equity     $  610,967    $  598,977


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.









LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)


                                        For the Three Months
                                          Ended March 31,
                                                       1998             1997

Cash Flows from Operating Activities:

Net income                                         $    7,061      $      264
Adjustments to arrive at net cash provided
 (used) by operating activities:
  Depreciation and depletion                            5,346           6,253
  Deferred income taxes                                 1,465             134
  Changes in operating assets and liabilities:
    Accounts and notes receivable                       2,009           1,431
    Inventories and other current assets              (12,552)         (7,311)
    Accounts payable and accrued liabilities            5,148          (4,305)
  Equity income, net of dividends received               (573)           (242)
  Pension funding (in excess of) less than
   expense                                               (330)            428
  Gain on sale of a surplus property                   (1,500)             -
  Other, net                                             (891)           (577)
Net cash provided (used) by operating activities        5,183          (3,925)

Cash Flows from Investing Activities:

Capital expenditures                                  (15,889)        (10,080)
Proceeds from sale of assets                            2,495           9,448
Net cash used by investing activities                 (13,394)           (632)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term senior notes          -            50,000
Redemption of long-term senior notes                      -           (28,000)
Proceeds from exercise of warrants                         24              16
Dividends paid                                           (527)           (547)
Proceeds from exercise of options                         -             4,342
Net cash (used) provided by financing activities         (503)         25,811

Net (decrease) increase in cash and cash
 equivalents                                           (8,714)         21,254

Cash and cash equivalents, beginning of period        154,080          71,215
Cash and cash equivalents, end of period           $  145,366      $   92,469


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and the cash flows for the three months ended March 31, 1998 and 1997.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.


Note 2 - Common Stock

In February 1998, the Board of Directors declared a $0.05 dividend per common share, which was paid on March 16, 1998 to shareholders of record as of March 1, 1998. In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 14,572 shares of common stock and 31,033 warrants were returned to the Company. The common stock shares have been recorded as treasury shares and the returned warrants have been cancelled. There was no effect on total equity of the Company as a result.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three months ended March 31, 1998 and 1997 was $1,827,000 and $4,271,000, respectively. Income taxes paid during the three months ended March 31, 1998 and 1997, were $1,078,000 and $23,000, respectively.


Note 4 - Interest

Interest expense of $945,000 and $1,926,000 has been accrued for the three months ended March 31, 1998 and 1997, respectively. Interest capitalized during the three months ended March 31, 1998 and 1997, was $198,000 and $212,000, respectively.


Note 5 - Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Previously reported earnings per share amounts have been restated. Basic earnings per common share for the three months ended March 31, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended March 31, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                     For the Three Months Ended March 31,
                                               1998            1997

Weighted average common shares              10,716,065      10,852,843
Effect of dilutive securities:
   Warrants                                  2,716,508       2,068,502
   Options to purchase common stock            107,136         172,371
Adjusted weighted average common shares     13,539,709      13,093,716

Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that the proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


Note 6 - Sale of Assets

In February 1998, the Company recorded a gain of $1,500,000 from the sale of a piece of surplus real estate in Massachusetts. The gain is included in other income on the accompanying consolidated statement of operations.


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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. As a result of the 1990 amendments to the Clean Air Act, the Company is required to apply for federal operating permits for each of its cement manufacturing facilities at various dates through 1999. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA has identified maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. In 1997, the EPA announced proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). The proposed standards are extremely lengthy and complex and have been commented on by concerned parties. They are anticipated by the Company to be effective in late 1998 and thereafter will be implemented over a three-year period for companies that plan to comply. Depending on their final terms when effective, they could have the effect of limiting or eliminating the use of HWF at one or both facilities. MACT standards for facilities burning fossil fuels were proposed in early 1998, and these standards are currently being studied by the Company. In 1997, the EPA promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. Also in 1997, the EPA proposed new regulations to reduce nitrogen oxide emissions substantially over the next eight years. This proposal would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

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

The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Company anticipates that the Greencastle plant also will go through this permitting process and will complete a three-year recertification of its existing interim status in 1998. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

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


Note 8 -  Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In this regard, the Company is one of many defendants, including several cement manufacturers, named in two product liability lawsuits in southern Texas that allege that cement is an unreasonably dangerous product that has injured a large number of plaintiffs. The Company believes this type of litigation is totally without merit and is contesting the lawsuits vigorously. The Company also has been named in a lawsuit asserting that it has successor liability for certain defunct subsidiaries which allegedly manufactured faulty prestressed "double tees" resulting in property damage to a retail store (and consequent loss of business) in south Florida during Hurricane Andrew in 1992. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. The owner of this demolished building brought suit against San-Vel and the Company, alleging, among other things, that San-Vel was negligent in producing, and that it breached representations relating to, the pilings. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings (including the demolished building) were produced. There has been no indication that Lone Star's production of this cement was defective. The Company is contesting this lawsuit vigorously, and believes that it has good defenses to the lawsuit. The foregoing matters are being defended by the Company's insurers. No assurances as to their ultimate outcome can be given.






ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition

	The Company believes that cash and marketable securities on hand of $145.4 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $104.7 million is currently available for such payments under the most restrictive of such covenants.

	Cash flows from operating activities of $5.2 million for the three months ended March 31, 1998 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first quarter reduced cash taxes otherwise payable by $1.5 million.

	During the three months ended March 31, 1998, investing activities used $13.4 million, primarily representing $15.9 million for capital expenditures, partly offset by $1.5 million received for the sale of a parcel of real estate and $1.0 million related to sales of miscellaneous property, plant and equipment.

	Net cash outflows from financing activities of $0.5 million for the three months ended March 31, 1998 primarily reflect dividends paid during the first quarter.

	Working capital on March 31, 1998 was $165.8 million as compared to $169.6 million on December 31, 1997. Current assets increased $2.0 million primarily due to higher inventory balances offset by lower short-term investments and accounts and notes receivable balances. Current liabilities increased $5.8 million primarily due to an increase in accounts payable, partly offset by a decrease in accrued expenses.

	The $1.5 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first quarter of 1998. Investments in joint ventures increased $0.6 million as the Company's share of equity earnings exceeded cash distributions paid from Kosmos Cement Company. Net property, plant and equipment increased $9.5 million reflecting capital expenditures, partly offset by depreciation expense.

	In February 1998, the Company's Board of Directors declared a $0.05 per share dividend which was paid on March 16, 1998 to shareholders of record as of March 1, 1998.

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injuctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance(See Note 7).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first quarter of 1998 did not have a material effect on the financial condition or cash flows of the Company.


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


Results of Operations

	Consolidated net sales of $57.8 million during the first quarter of 1998 were $3.0 million lower than the comparable prior-year results. The decrease in net sales primarily reflects the sales of the Company's New York construction aggregates and central Illinois ready-mixed concrete operations during 1997.

	Sales of $57.8 million from the Company's on-going cement and ready-mixed concrete operations for the three months ended March 31, 1998 were $4.5 million higher than the comparable prior-year period. Cement sales were higher due to a 4% increase in average net realized cement selling prices in 1998 combined with a 6% increase in cement shipments. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets as well as an unusually mild winter season.

	Gross profit from the Company's on-going cement and ready-mixed concrete operations of $13.6 million for the first quarter of 1998 was $2.0 million higher than the comparable 1997 period. The increase in gross profit reflects higher average net realized cement and ready-mix selling prices, greater cement production and higher overall shipments for the quarter.

	The construction aggregates and ready-mixed concrete operations sold in 1997 contributed sales of $7.6 million and a loss at the gross profit level of $3.1 million to the first quarter 1997 results. As a result of the losses sustained by these operations during the first quarter of 1997, the dispositions of the operations had a favorable impact on the results for the first quarter of 1998 as compared to last year. The impact for the remainder of the year will not be favorable as the results from these operations for the second, third and fourth quarters of 1997 included gross profit of $2.5 million, $3.7 million and $0.6 million, respectively. For the full year 1997 these operations contributed net sales of $40.3 million and gross profit of $3.7 million.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $0.8 million during the first quarter of 1998 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three months ended March 31, 1998 were $0.1 million higher than the comparable prior-year period reflecting higher net realized selling prices partly offset by lower shipments.

	Other income of $3.8 million during the first quarter of 1998 increased $3.1 million over the comparable 1997 period, primarily reflecting a gain of $1.5 million on the sale of a surplus parcel of real estate and higher interest income earned on increased short-term investment balances.

	Selling, general and administrative expenses of $6.7 million during the first quarter of 1998 was $1.0 million lower than the comparable period in 1997, reflecting lower expense related to the Company's New York construction aggregates and central Illinois ready-mixed concrete operations which were sold in 1997, in addition to lower pension and other postretirement benefit expenses.

	Interest expense of $0.7 million during the first quarter of 1998 represents a decrease of $1.0 million over the comparable prior-year period expense. Capitalized interest was $0.2 million for the three months ended March 31, 1998 and 1997. The reduction in interest expense reflects lower debt and a lower interest rate. The Company redeemed $78.0 million of its 10% senior notes in March and April 1997 and issued $50.0 million of 7.31% senior notes offered through a private placement agreement in April 1997.

	The income tax expense of $3.6 million during the first quarter of 1998, an increase of $3.5 million from the prior-year expense, primarily reflects higher pre-tax earnings in the first quarter of 1998.

	Net income of $7.1 million during the first quarter of 1998 was $6.8 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first quarter of 1998 were $0.66 and $0.52, respectively, compared to $0.02 and $0.02, respectively, for 1997. This improvement is primarily due to the disposition of the Company's New York construction aggregates and central Illinois ready-mixed concrete operations and higher results for the cement operations reflecting higher average selling prices and increased shipments. Also contributing to the favorable increase in net income for 1998 over the prior-year results were a gain on the sale of surplus real estate, higher interest income reflecting higher short-term investment balances, higher joint venture income and lower interest expense.
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

							LONE STAR INDUSTRIES, INC.



Date: May 1, 1998				By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: May 1, 1998				By:    JAMES W. LANGHAM
							       James W. Langham
							    Vice President, General
								Counsel and Secretary