Form 10-Q
period 1998-06-30
LONE STAR INDUSTRIES INC
filed 1998-08-04
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of July 23, 1998:

       Common Stock, par value $1 per share - 10,681,030 shares








TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 1998 and
   1997 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30, 1998
   and 1997 (Unaudited)..................................4

Consolidated Balance Sheets - June 30, 1998
   (Unaudited) and December 31, 1997.....................5

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1998 and 1997
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II.	OTHER INFORMATION.......................................17

SIGNATURES.........................................................19






PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                             For the Three Months      For the Six Months
                                Ended June 30,            Ended June 30,
                               1998        1997          1998          1997

Revenues:

 Net sales                  $ 97,702    $104,618      $155,496      $165,454
 Joint venture income          2,231       2,335         3,054         3,077
 Other income, net             1,936         391         5,705         1,065
                            --------    --------      --------      --------
                             101,869     107,344       164,255       169,596
                            --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                56,095      62,535        94,998       108,718
 Selling, general and
  administrative expenses      6,328       7,473        13,060        15,177
 Depreciation and depletion    5,211       5,952        10,557        12,205
 Interest expense                405         804         1,152         2,518
                            --------    --------      --------      --------
                              68,039      76,764       119,767       138,618
                            --------    --------      --------      --------
Income before income
 taxes                        33,830      30,580        44,488        30,978
 Provision for income taxes  (11,418)    (10,399)      (15,015)      (10,533)
                            --------    --------      --------      --------
Net income applicable
 to common stock            $ 22,412    $ 20,181      $ 29,473      $ 20,445
                            ========    ========      ========      ========
Weighted average common
 shares outstanding:
    Basic                     10,710      10,994        10,713        10,924
                            ========    ========      ========      ========
    Diluted                   13,786      13,220        13,680        13,159
                            ========    ========      ========      ========
Earnings per common share:
    Basic                   $   2.09   $   1.84      $   2.75      $   1.87
                            ========    ========      ========      ========
    Diluted                 $   1.63   $   1.53      $   2.15      $   1.55
                            ========    ========      ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)




                              For the Three Months       For the Six Months
                                 Ended June 30,             Ended June 30,
                               1998          1997         1998          1997

Retained earnings, beginning
 of period                  $ 184,978    $ 114,945    $ 178,444     $ 115,228

Net income                     22,412       20,181       29,473        20,445
Dividends                        (536)        (550)      (1,063)       (1,097)

                             ---------    ---------    ---------     ---------

Retained earnings, end of
 period                     $ 206,854     $ 134,576   $  206,854     $ 134,576
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
































LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)



                                                     June 30,     December 31,
                                                       1998           1997
                                                   (Unaudited)

Assets:
  Current assets:
    Cash including cash equivalents of $142,029
     and $152,775                                   $ 146,331       $ 154,080
    Accounts and notes receivable, net                 40,877          28,217
    Inventories:
       Finished goods                                  19,350          14,850
       Work in process and raw materials                6,992           6,417
       Supplies and fuel                               22,004          21,836
                                                     --------        --------
                                                       48,346          43,103

    Deferred tax asset                                  3,825           3,825
    Other current assets                                4,482           3,751
                                                     --------        --------
       Total current assets                           243,861         232,976

  Joint ventures                                       22,380          20,326

  Property, plant and equipment                       398,636         368,248
  Less accumulated depreciation and depletion          79,325          68,993
                                                     --------        --------
                                                      319,311         299,255

Deferred tax asset                                   29,319          37,661
Other assets and deferred charges                     8,704           8,759
                                                     --------        --------

       Total assets                                  $623,575        $598,977
                                                     ========        ========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 10,457       $  13,400
    Accrued liabilities                                44,512          46,417
    Other current liabilities                           7,893           3,565
                                                      --------        --------

       Total current liabilities                       62,862          63,382

Senior notes payable                                   50,000          50,000
Postretirement benefits other than pensions           122,829         123,728
Other liabilities                                      28,371          28,233
Contingencies (See notes 7 and 8)
                                                     --------        --------


       Total liabilities                              264,062         265,343
                                                     --------        --------
Shareholders' Equity:
  Common stock                                         12,096          12,092
  Warrants to purchase common stock                    15,418          15,554
  Additional paid-in capital                          175,052         174,915
  Retained earnings                                   206,854         178,444
  Treasury stock, at cost                             (49,907)        (47,371)
                                                     --------        --------
       Total shareholders' equity                     359,513         333,634

       Total liabilities and shareholders'           --------        --------
        equity                                       $623,575        $598,977
                                                     ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
































LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                              For the Six Months
                                                 Ended June 30,
                                               1998          1997

Cash Flows from Operating Activities:

Net income                                 $  29,473     $  20,445
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                10,557        12,205
    Deferred income taxes                      8,342        10,533
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (12,596)      (16,009)
        Inventories and other current
          assets                              (6,072)       (4,986)
        Accounts payable and
          accrued liabilities                 (1,765)       (5,940)
    Equity income, net of dividends
      received                                (2,054)       (1,077)
    Gain of sale of a surplus property        (1,500)           -
    Other, net                                   522           678
                                            -------- 		-------
Net cash provided by operating
  activities                                  24,907        15,849


Cash Flows from Investing Activities:

Capital expenditures                         (31,571)      (21,050)
Proceeds from sales of assets                  2,539         9,490
                                             --------      --------
Net cash used by investing
  activities                                 (29,032)      (11,560)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term
  senior notes                                  -           50,000
Redemption of long-term senior notes            -          (78,000)
Proceeds from exercise of warrants                70            38
Purchase of treasury stock                    (2,765)            -
Dividends paid                                (1,063)       (1,097)
Proceeds from exercise of options                134         4,419
                                            --------       --------
Net cash used by financing activities         (3,624)      (24,640)
                                            --------       --------
Net decrease in cash and cash
  equivalents                                 (7,749)      (20,351)

Cash and cash equivalents, beginning of
  period                                     154,080        71,215
                                            --------      --------
Cash and cash equivalents, end of period   $ 146,331     $  50,864
                                            ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997.

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


Note 2 - Common Stock

In February and May 1998, the Board of Directors declared $0.05 dividends per common share, which were paid on March 16, 1998 and June 15, 1998 to shareholders of record as of March 1, 1998 and June 1, 1998. In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 14,572 shares of common stock and 31,033 warrants were returned to the Company. The common stock shares have been recorded as treasury shares and the returned warrants have been cancelled. There was no effect on total equity of the Company as a result. During the second quarter of 1998, the Company purchased 40,800 shares for $2,765,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the six months ended June 30, 1998 and 1997 was $1,838,000 and $5,396,000, respectively. Income taxes paid during the six months ended June 30, 1998 and 1997, were $2,345,000 and $290,000, respectively.


Note 4 - Interest

Interest expense of $945,000, $1,890,000, $1,205,000 and $3,131,000 has been accrued for the three and six months ended June 30, 1998 and 1997, respectively. Interest capitalized during the three and six months ended June 30, 1998 and 1997, was $540,000, $738,000, $401,000 and $613,000,
respectively.





Note 5 - Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Previously reported earnings per share amounts have been restated. Basic earnings per common share for the three and six months ended June 30, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended June 30, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                       For the Three Months  		For the Six Months
                         Ended June 30,		        Ended June 30,

                          1998	      1997	      1998	        1997

Weighted average common
  shares                10,710,390 10,994,323   10,713,227 10,923,583
Effect of dilutive
  securities:
     Warrants            2,961,815  2,133,264    2,855,542  2,102,171
     Options to purchase
       common stock        113,772     92,392      110,902    132,892
Adjusted weighted
  average common shares 13,785,977 13,219,979   13,679,671 13,158,646


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































ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition

	The Company believes that cash and marketable securities on hand of $146.3 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $113.5 million is currently available for such payments under the most restrictive of such covenants.

	Cash flows from operating activities of $24.9 million for the six months ended June 30, 1998 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first six months reduced cash taxes otherwise payable by $8.3 million.

	During the six months ended June 30, 1998, investing activities used $29.0 million, representing $31.6 million for capital expenditures, offset by $1.5 million received for the sale of a surplus parcel of real estate and $1.0 million related to sales of miscellaneous property, plant and equipment.

	Net cash outflows from financing activities of $3.6 million for the six months ended June 30, 1998 primarily reflect the repurchase of 40,800 shares of common stock for $2.8 million and dividends of $1.1 million paid during the first six months of 1998.

     Working capital on June 30, 1998 was $181.0 million as compared to $169.6 million on December 31, 1997. Current assets increased $10.9 million primarily due to higher accounts and notes receivable and inventory balances offset by lower short-term investments. Current liabilities decreased $0.5 million primarily due to a decrease in accounts payable and accrued expenses, partly offset by a increase in accrued income taxes.

	The $8.3 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first six months of 1998. Investments in joint ventures increased $2.1 million as the Company's share of equity earnings exceeded cash distributions paid from Kosmos Cement Company. Net property, plant and equipment increased $20.1 million reflecting capital expenditures, partly offset by depreciation expense.

	In February and May 1998, the Company's Board of Directors declared $0.05 per share dividends which were paid on March 16, 1998 and June 15, 1998 to shareholders of record as of March 1, 1998 and June 1, 1998. Total dividends paid during the six months ended June 30, 1998 were approximately $1.1 million.

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

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first six months of 1998 did not have a material effect on the financial condition or cash flows of the Company.


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


Results of Operations

	Consolidated net sales of $97.7 million during the second quarter of 1998 and $155.5 million for the first six months of 1998 were $6.9 million and $10.0 million, respectively, lower than the comparable prior-year results. The decrease in net sales primarily reflects the sales of the Company's New York construction aggregates and central Illinois ready-mixed concrete operations during 1997.

	Sales of $97.7 million and $155.5 million from the Company's on-going cement and ready-mixed concrete operations for the three and six months ended June 30, 1998 were $6.6 million and $11.1 million, respectively, higher than the comparable prior-year periods. Cement shipments for the current quarter and six-month period were approximately 3% and 4%, respectively, above the prior-year levels, reflecting continued strong demand in most markets. Average net realized selling prices for the second quarter and first six months of 1998 were 4% higher than comparable prior-year periods.

	Gross profit from the Company's on-going cement and ready-mixed concrete operations of $36.5 million and $50.1 million for the three and six months ended June 30, 1998 was $2.8 million and $4.8 million, respectively, higher than the comparable 1997 periods. This increase in gross profit reflects higher average net realized cement selling prices, greater cement production and higher overall cement and ready-mixed concrete shipments for the quarter and six months ended June 30, 1998.

	The construction aggregates and ready-mixed concrete operations sold in 1997 contributed sales of $13.5 million and gross profit of $2.5 million to the second quarter of 1997. The six-month results include net sales of $21.1 million and a loss at the gross profit level of $0.6 million from these operations. The third and fourth quarters of 1997 included sales of $17.0 million and $2.2 million, and gross profit of $3.7 million and $0.6 million, respectively. For the full year 1997, these operations contributed net sales of $40.3 million and gross profit of $3.7 million.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $2.2 million and $3.1 million, respectively, during the three and six months ended June 30, 1998 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the second quarter were $0.1 million lower than the comparable prior-year period. The results for the six months ended June 30, 1998 approximated the prior year. Both periods reflect higher net realized selling prices offset by higher per unit production costs.

	Other income of $1.9 million and $5.7 million during the three and six months ended June 30, 1998 increased $1.5 million and $4.6 million, respectively, over the comparable 1997 periods. The increase in other income for both periods primarily reflects higher interest income due to higher short-term investment balances. In addition, results for the six-month period ended June 30, 1998 include a gain of $1.5 million on the sale of a surplus parcel of real estate during the first quarter of 1998.

	Selling, general and administrative expenses of $6.3 million and $13.1 million during the three and six months ended June 30, 1998 were $1.1 million and $2.1 million, respectively, lower than the comparable period in 1997. This primarily reflects the decrease in expense related to the Company's New York construction aggregates and central Illinois ready-mixed concrete operations which were sold in 1997, in addition to lower pension and other postretirement benefit expenses.

	Interest expense of $0.4 million and $1.2 million during the three and six months ended June 30, 1998 represents a decrease of $0.4 million and $1.4 million, respectively, over the comparable prior-year period expense. Capitalized interest was $0.5 million and $0.7 million for the three and six months ended June 30, 1998 and $0.4 million and $0.6 million for the comparable prior-year periods. The reduction in interest expense reflects lower debt and a lower interest rate. The Company redeemed $78.0 million of its 10% senior notes in March and April 1997 and issued $50.0 million of 7.31% senior notes through a private placement agreement in April 1997.

	The income tax expense of $11.4 million and $15.0 million during the three and six months ended June 30,1998, reflects an increase of $1.0 million and $4.5 million, respectively, from the prior-year expense, reflecting higher pre-tax earnings in the first and second quarters of 1998.

	Net income of $22.4 million during the second quarter of 1998 was $2.2 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the three-month period were $2.09 and $1.63, respectively, compared to $1.84 and $1.53, respectively, for 1997. Net income of $29.5 million during the first six months of 1998 was $9.0 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first half of 1998 were $2.75 and $2.15, respectively, compared to $1.87 and $1.55, respectively, for 1997. The improvement in net income for the three and six months ended June 30, 1998 is primarily due to higher cement and ready-mixed concrete shipments, higher interest income earned on higher short-term investment balances, lower interest expense on lower outstanding debt, and a gain on the sale of surplus real estate. In addition, the Company sold its construction aggregates and ready-mixed concrete operations in 1997. The losses sustained by these operations during the first six months of 1997 had a favorable impact on the results for the comparable period of 1998. These favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.










PART II.  OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Company was
held on May 14, 1998.

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

1.For the election of the persons named
below as directors of the Company:

James E. Bacon			For:      9,766,008
                 Withheld:   125,612

William M. Troutman		For:      9,767,494
                     Withheld:   124,126


2.Upon the ratification of the appointment of Coopers & Lybrand L.L.P. as auditors of the Company for the year 1998.

For:           9,886,493
Against:           3,072
Abstain and
 Broker Non-Votes: 2,055



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

	*10.5.	Second Amended and Restated Employment Agreement,
			dated as of May 1, 1998, between David W. Wallace and Lone Star Industries, Inc.

	*10.6.	Second Amended and Restated Employment Agreement,
			dated as of May 1, 1998, between William M. Troutman and Lone Star Industries, Inc.

	*10.7.	Second Amended and Restated Agreement, dated May 1,
1998, between William M. Troutman and Lone Star
Industries, Inc.

    *10.10 Form of amended "Change in Control" agreement for certain named executive officers of Lone Star Industries, Inc.

	 27.		Financial Data Schedule.


                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE STAR INDUSTRIES, INC.



Date: July 31, 1998			By:  WILLIAM E. ROBERTS
                           William E. Roberts
                           Vice President, Chief
                           Financial Officer,
                           Controller and Treasurer



Date: July 31, 1998			By:    JAMES W. LANGHAM
                             James W. Langham
                             Vice President, General
                             Counsel and Secretary






*  Indicates management contract or compensatory plan or arrangement.