Form 10-Q
period 1998-09-30
LONE STAR INDUSTRIES INC
filed 1998-10-30
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of October 29, 1998:

       Common Stock, par value $1 per share - 9,581,407 shares







TABLE OF CONTENTS



									PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Nine Months Ended September 30, 1998 and
   1997 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Nine Months Ended September 30, 1998
   and 1997 (Unaudited)..................................4

Consolidated Balance Sheets - September 30, 1998
   (Unaudited) and December 31, 1997.....................5

Consolidated Statements of Cash Flows - For the
   Nine Months Ended September 30, 1998 and 1997
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II. OTHER INFORMATION..............................19

SIGNATURES..............................................20


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)


                             For the Three Months     For the Nine Months
                              Ended September 30,     Ended September 30,
                               1998        1997          1998          1997
Revenues:

 Net sales                  $ 104,010    $111,775      $259,506      $277,229
 Joint venture income           2,889       3,059         5,943         6,136
 Other income, net              3,494       4,553         9,199         5,618
                             --------    --------      --------      --------
                             110,393      119,387       274,648       288,983
                             --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                 55,040      63,895       150,038       172,613
 Selling, general and
  administrative expenses       5,890       6,752        18,950        21,929
 Depreciation and depletion     5,489       6,121        16,046        18,326
 Interest expense                 578         617         1,730         3,135
                             --------    --------      --------      --------
                               66,997      77,385       186,764       216,003
                             --------    --------      --------      --------
Income before income
 taxes                         43,396      42,002        87,884        72,980
 Provision for income taxes   (14,646)    (14,280)      (29,661)      (24,813)
                             --------    --------      --------      --------
Net income applicable
 to common stock             $ 28,750    $ 27,722      $ 58,223      $ 48,167
                             ========    ========      ========      ========
Weighted average common
 shares outstanding:
    Basic                      10,374      10,997        10,600        10,948
                             ========    ========      ========      ========
    Diluted                    13,283      13,621        13,548        13,342
                             ========    ========      ========      ========
Earnings per common share:
    Basic                    $   2.77   $    2.52      $   5.49      $   4.40
                             ========    ========      ========      ========
    Diluted                  $   2.16   $    2.04      $   4.30      $   3.61
                             ========    ========      ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)




                              For the Three Months       For the Nine Months
                               Ended September 30,        Ended September 30,
                               1998          1997         1998          1997

Retained earnings, beginning
 of period                  $ 206,854    $ 134,576    $ 178,444     $ 115,228

Net income                     28,750       27,722       58,223        48,167

Dividends                        (507)        (550)      (1,570)       (1,647)

                             ---------    ---------    ---------     ---------
Retained earnings, end of
 period                     $ 235,097     $ 161,748  $  235,097     $ 161,748
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.































LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                  September 30,   December 31,
                                                       1998           1997
                                                   (Unaudited)

Assets:
  Current assets:
    Cash including cash equivalents of $112,935
     and $152,775                                   $ 113,107       $ 154,080
    Accounts and notes receivable, net                 41,601          28,217
    Inventories:
       Finished goods                                  14,314          14,850
       Work in process and raw materials                7,609           6,417
       Supplies and fuel                               22,987          21,836
                                                     --------        --------
                                                       44,910          43,103

    Deferred tax asset                                  3,825           3,825
    Other current assets                                4,402           3,751
                                                     --------        --------
       Total current assets                           207,845         232,976

  Joint ventures                                       22,269          20,326

  Property, plant and equipment                       406,795         368,248
  Less accumulated depreciation and depletion          84,583          68,993
                                                     --------        --------
                                                      322,212         299,255

Deferred tax asset                                   25,577          37,661
Other assets and deferred charges                     8,750           8,759
                                                     --------        --------

       Total assets                                  $586,653        $598,977
                                                     ========        ========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 11,469       $  13,400
    Accrued liabilities                                44,062          46,417
    Other current liabilities                           5,916           3,565
                                                      --------        --------

       Total current liabilities                       61,447          63,382

Senior notes payable                                   50,000          50,000
Postretirement benefits other than pensions           122,268         123,728
Other liabilities                                      27,450          28,233
Contingencies (See Notes 7 and 8)
                                                     --------        --------


       Total liabilities                              261,165         265,343
                                                     --------        --------
Shareholders' Equity:
  Common stock                                         12,351          12,092
  Warrants to purchase common stock                    14,250          15,554
  Additional paid-in capital                          178,492         174,915
  Retained earnings                                   235,097         178,444
  Treasury stock, at cost                            (114,702)        (47,371)
                                                     --------        --------
       Total shareholders' equity                     325,488         333,634

       Total liabilities and shareholders'           --------        --------
        equity                                       $586,653        $598,977
                                                     ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

































LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                               For the Nine Months
                                                 Ended September 30,
                                               1998          1997

Cash Flows from Operating Activities:

Net income                                 $  58,223     $  48,167
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                16,046        18,326
    Deferred income taxes                     12,084        20,617
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (13,332)      (16,017)
        Inventories and other current
          assets                              (2,556)        1,042
        Accounts payable and
          accrued liabilities                 (3,795)       (2,218)
    Equity income, net of dividends
      received                                (1,943)       (1,386)
    Gain of sale of surplus property          (3,300)       (3,110)
    Other, net                                  (459)           587
                                             --------      --------
Net cash provided by operating
  activities                                  60,968        66,008


Cash Flows from Investing Activities:

Capital expenditures                         (39,977)      (30,026)
Proceeds from sales of assets                  4,445        12,854
                                             --------      --------
Net cash used by investing
  activities                                 (35,532)      (17,172)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term
  senior notes                                  -           50,000
Redemption of long-term senior notes            -          (78,000)
Proceeds from exercise of warrants             4,853            58
Purchase of warrants                          (2,242)           -
Purchase of treasury stock                   (67,597)         (436)
Dividends paid                                (1,570)       (1,647)
Proceeds from exercise of options                147         4,574
                                            --------       --------
Net cash used by financing activities        (66,409)      (25,451)
                                            --------       --------
Net (decrease) increase in cash and cash
  equivalents                                (40,973)       23,385

Cash and cash equivalents, beginning of
  period                                     154,080        71,215
                                            --------      --------
Cash and cash equivalents, end of period   $ 113,107     $  94,600
                                            ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997.

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


Note 2 - Common Stock

In February, May, and August 1998, the Board of Directors declared $0.05 dividends per common share, which were paid on March 16, 1998, June 15, 1998, and September 15, 1998 to shareholders of record as of March 1, 1998, June 1, 1998, and September 1, 1998. In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 14,572 shares of common stock and 31,033 warrants were returned to the Company. The common stock shares have been recorded as treasury shares and the returned warrants have been cancelled. There was no effect on total equity of the Company as a result. During the third quarter of 1998, the Board of Directors increased the stock repurchase program authority by $50,000,000. In October 1998, the repurchase authority was increased by another $25,000,000. During the nine months ended September 30, 1998, the Company purchased 1,028,095 shares of common stock for $67,597,000 and 44,405 warrants for $2,242,000 and 258,834 warrants were exercised for $4,853,000. In October 1998, the company purchased an additional 383,600 shares of common stock for $22,423,000, leaving remaining authority to repurchase up to $18,668,000 of the Company's common stock and warrants.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 1998 and 1997 was $3,734,000 and $7,261,000, respectively.
Income taxes paid during the nine months ended September 30, 1998 and 1997, were $15,221,000 and $1,063,000, respectively.


Note 4 - Interest

Interest expense of $945,000, $2,835,000, $951,000 and $4,082,000 has been accrued for the three and nine months ended September 30, 1998 and 1997, respectively. Interest capitalized during the three and nine months ended September 30, 1998 and 1997, was $367,000, $1,105,000, $334,000 and $947,000,
respectively.


Note 5 - Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Previously reported earnings per share amounts have been restated. Basic earnings per common share for the three and nine months ended September 30, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended September 30, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                          For the Three Months         For the Nine Months
                           Ended September 30,         Ended September 30,

                              1998        1997          1998        1997

Weighted average common
  Shares                   10,374,149  10,996,650    10,600,201   10,947,939
Effect of dilutive
  Securities:
     Warrants               2,800,832   2,522,867      2,837,662   2,269,376
     Options to purchase
       common stock           108,383     101,769        110,221     125,068
Adjusted weighted
  average common shares    13,283,364  13,621,286	    13,548,084  13,342,383



Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that the proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


Note 6 - Sale of Assets

In February and September 1998, the Company recorded gains of $1,500,000 and $1,800,000 from the sale of surplus real estate in Massachusetts and Texas, respectively. The gains are included in other income on the accompanying consolidated statement of operations. Other income for the nine months ended September 30, 1997 included a gain of $3,110,000 from the sale of surplus real estate in Massachusetts.


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

The Clean Air Act was amended in 1990 to provide for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. The 1990 amendments to the Clean Air Act required the Company to apply for federal operating permits for each of its cement manufacturing facilities. All of these applications have been made. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the Clean Air Act amendments require the United States Environmental Protection Agency ("EPA") to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA has identified maximum available control technology ("MACT") for the reduction of emissions of air toxics from cement manufacturing facilities. In 1997, the EPA announced proposed MACT standards for those cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF"). The proposed standards are extremely lengthy and complex and have been commented on by concerned parties. They are anticipated by the Company to be effective in early 1999 and thereafter will be implemented over a three-year period for companies that plan to comply. Depending on their final terms when effective, they could have the effect of limiting or eliminating the use of HWF at one or both facilities. MACT standards for facilities burning fossil fuels were proposed in early 1998, and these standards are currently being studied by the Company. These rules are expected to be finalized by the EPA in early 1999. In 1997, the EPA promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. Also in 1997, the EPA proposed new regulations to reduce nitrogen oxide emissions substantially over the next eight years. These rules were recently finalized by the EPA. These rules would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently exempted from regulation as a hazardous waste pursuant to the Bevill Amendment to RCRA. However, in 1995, the EPA issued a regulatory determination regarding the need for regulatory controls on the management, handling and disposal of CKD. Generally, the EPA regulatory determination provides that the EPA intends to draft and promulgate regulations imposing controls on the management, handling and disposal of CKD that will be based largely on selected components of the existing RCRA hazardous waste regulatory program, tailored to address the specific regulatory concerns posed by CKD. The EPA regulatory determination further provides that new CKD regulations will be designed both to be protective of the environment and to minimize the burden on cement manufacturers. While it is not possible to predict at this time precisely what new regulatory controls on the management, handling and disposal of CKD or what increased costs (or range of costs) would be incurred by the Company to comply with these requirements. These regulations will be promulgated through a rulemaking scheduled to be completed shortly. These rules will be implemented over a three-year period following promulgation. The types of controls being considered by the EPA include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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

The Company is currently engaged in the process of securing the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the EPA and the Missouri Department of Natural Resources recently proposed approval of this permit. The Company anticipates that the Greencastle plant also will go through this permitting process and recently completed a three-year recertification of its existing interim status. These permits are a requirement to enable Lone Star to continue the use of HWF at those facilities. The permitting process is lengthy and complex, involving the submission of extensive technical data. There can be no assurances that the Company will be successful in securing a final RCRA permit for either or both of its HWF facilities. In addition, if received, the permits could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment.

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


Note 8 -  Litigation

From time to time the Company is named as a defendant in lawsuits asserting product liability for which the Company maintains insurance coverage. In late 1995, an office building in Boston, Massachusetts, constructed in 1983 using concrete pilings produced by San-Vel Concrete Corporation, an inactive Lone Star subsidiary ("San-Vel"), was demolished by order of the City of Boston based upon an engineering report that the pilings were unreliable. At the request of the City of Boston, San-Vel has provided a list of the approximate twenty-five other buildings built in that City between 1980 and 1990 using San-Vel pilings. The City has reportedly inspected these buildings visually, without noting any apparent piling failure. Certain engineering studies also have been conducted, and those limited results that have been made available to the Company do not indicate any additional failures. The Company believes that San-Vel used cement produced by Lone Star at one of its formerly owned cement plants to mix the concrete from which pilings in certain of these buildings were produced. There has been no indication that Lone Star's production of this cement was defective.


















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition

	The Company believes that cash and marketable securities on hand of $113.1 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $65.1 million is available at September 30, 1998 for such payments under the most restrictive of such covenants.

	Cash flows from operating activities of $61.0 million for the nine months ended September 30, 1998 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first nine months reduced cash taxes otherwise payable by $12.1 million.

	During the nine months ended September 30, 1998, investing activities used $35.5 million, representing $40.0 million for capital expenditures, offset by $3.3 million received for the sale of surplus parcels of real estate and $1.1 million related to sales of miscellaneous property, plant and equipment.

	Net cash outflows from financing activities of $66.4 million for the nine months ended September 30, 1998 primarily reflect the repurchase of 1,028,095 shares of common stock during the second and third quarters for $67.6 million, the purchase of 44,405 warrants for $2.2 million and the payment of dividends of $1.6 million during the first nine months of 1998. These payments were partially offset by proceeds of $4.9 million received from the conversion of warrants.

     Working capital on September 30, 1998 was $146.4 million as compared to $169.6 million on December 31, 1997. Current assets decreased $25.1 million primarily due to lower short-term investments, partly offset by higher accounts and notes receivable and inventory balances. Current liabilities decreased $1.9 million primarily due to a decrease in accounts payable and accrued expenses.

	The $12.1 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first nine months of 1998. Investments in joint ventures increased $1.9 million as the Company's share of equity earnings exceeded cash distributions paid from Kosmos Cement Company. Net property, plant and equipment increased $23.0 million reflecting capital expenditures, partly offset by depreciation expense.

	In February, May, and August 1998, the Company's Board of Directors declared $0.05 per share dividends which were paid on March 16, 1998, June 15, 1998, and September 15, 1998 to shareholders of record as of March 1, 1998, June 1, 1998, and September 1, 1998. Total dividends paid during the nine months ended September 30, 1998 were approximately $1.6 million.


Other Information

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 7).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first nine months of 1998 did not have a material effect on the financial condition or cash flows of the Company.


Year 2000

The Company is in the process of conducting a company-wide assessment of its computer systems and operations, to identify computer hardware and software, and process control systems that are not Year 2000 compliant. The Company expects that the identification and repair of any problems will be successfully completed during 1999. The Company's goal is to have its remediated and replaced systems operational by the end of the second quarter of 1999 to allow time for testing and verification. In particular, the Company will perform tests of its cement plants' operations during their normal maintenance shutdowns in the first half of 1999. Expenses incurred to date have not been material, and the Year 2000 issue has had no known effect on the Company to date. Future costs are not expected to be material. Since 1990, the Company has been replacing and upgrading its corporate and plant computer systems, including its maintenance tracking system, sales order entry system, treasury system and other financial programs. The Company has replaced all employee desktop computer systems within the past several years. Such improvements have been made in the normal course of business. Vendors have assured the Company that all of these recently purchased machines and software programs are Year 2000 compliant.

The Company has initiated communications with third parties such as critical vendors and major service suppliers, communications providers and banks whose system failures potentially could have an impact on the Company. No single customer accounts for more than 10% of the Company's total sales and the Company has no executory contracts to sell cement that extend past December 31, 1999. Accordingly the Company is not canvassing its customers as to their Year 2000 compliance. There can be no guarantee that third-party systems will be Year 2000 compliant. Moreover, the potential effect of such noncompliance cannot be quantified because of the impossibility of estimating the magnitude, duration, or ultimate impact of noncompliance by others.

	If the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or customers to continue operations due to such a problem, the results of operations or financial condition could be materially impacted. In the event of the failure to correct all compliance issues related to manufacturing control systems, the plants have the ability, in many instances, to continue operations mechanically, rather than electronically. However, operations at a plant would shut down if that plant's power suppliers failed to deliver electricity due to a Year 2000 problem. Failure of other major third parties, such as coal and gas suppliers and railroads, to correct Year 2000 problems would result in slowdown of business.

	The Company anticipates developing a contingency plan that would be designed to mitigate in part the impact on its business of certain Year 2000 problems. This plan, however, could not cover all eventualities, such as a power outage. The Company expects this plan to be in place by mid-1999.


Forward-Looking Statements

	This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographic locations in which the Company operates. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

	The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted. Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts, unforeseen operational difficulties and financial losses due to Year 2000 computer problems, and the continued availability of financing in the amounts, at the times and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.


Results of Operations

	Consolidated net sales of $104.0 million during the third quarter of 1998 and $259.5 million for the first nine months of 1998 were $7.8 million and $17.7 million, respectively, lower than the comparable prior-year results. The decrease in net sales primarily reflects the sales of the Company's New York construction aggregates and central Illinois ready-mixed concrete operations during 1997, partly offset by increased cement shipments and higher cement prices.

	Sales of $104.0 million and $259.5 million from the Company's on-going cement and ready-mixed concrete operations for the three and nine months ended September 30, 1998 were $9.3 million and $20.4 million, respectively, higher than the comparable prior-year periods. Cement shipments for the current quarter and nine-month period were approximately 6% and 5%, respectively, above the prior-year levels, reflecting continued strong demand in most markets. Average net realized selling prices for the third quarter and first nine months of 1998 were 4% higher than comparable prior-year periods.

	Gross profit from the Company's on-going cement and ready-mixed concrete operations of $43.5 million and $93.6 million for the three and nine months ended September 30, 1998 was $5.3 million and $10.1 million, respectively, higher than the comparable 1997 periods. This increase in gross profit reflects higher average net realized cement selling prices, greater cement production and higher overall cement and ready-mixed concrete shipments for the quarter and nine months ended September 30, 1998.

	The construction aggregates and ready-mixed concrete operations sold in 1997 contributed sales of $17.1 million and gross profit of $3.7 million to the third quarter of 1997 results. The nine-month 1997 results included net sales of $38.1 million and a gross profit of $3.1 million from these operations. The fourth quarter of 1997 included sales of $2.2 million and gross profit of $0.6 million. For the full year 1997, these operations contributed net sales of $40.3 million and gross profit of $3.7 million.

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation related to office equipment, furniture and fixtures which are not related to the cost of sales).

	Pre-tax income from joint ventures of $2.9 million and $5.9 million, respectively, during the three and nine months ended September 30, 1998 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the third quarter and nine-month period of 1998 were $0.2 million lower than both the comparable prior-year periods.

	Other income of $3.5 million for the third quarter of 1998 was $1.1 million lower than the comparable prior-year period. This decrease is primarily due to a lower gain on the sale of a surplus parcel of real estate. The current quarter includes a gain from the sale of real estate of $1.8 million. Last year's third quarter included a $3.1 million gain. Higher interest income on higher short-term investment balances partly offset the lower income from the real estate sale.
Other income of $9.2 million for the nine months ended September 30, 1998 was $3.6 million higher than the comparable period in 1997, primarily due to the higher interest income earned on higher short-term investment balances.

	Selling, general and administrative expenses of $5.9 million and $19.0 million during the three and nine months ended September 30, 1998 were $0.9 million and $3.0 million, respectively, lower than the comparable periods in 1997. This primarily reflects the decrease in expense related to the Company's New York construction aggregates operations which were sold in 1997, in addition to lower pension and other postretirement benefit expenses.

	Interest expense of $0.6 million for the third quarter of 1998 was comparable to the third quarter of the prior year. Interest expense of $1.7 million during the nine months ended September 30, 1998 represents a decrease of $1.4 million from the comparable prior-year period. Capitalized interest was $0.4 million and $1.1 million for the three and nine months ended September 30, 1998 and $0.3 million and $0.9 million for the comparable prior-year periods. The reduction in interest expense for the nine-month period reflects lower debt and a lower interest rate. The Company redeemed $78.0 million of its 10% senior notes in March and April 1997 and issued $50.0 million of 7.31% senior notes through a private placement agreement in April 1997.

	The income tax expense of $14.6 million and $29.7 million during the three and nine months ended September 30, 1998, reflects an increase of $0.4 million and $4.8 million, respectively, from the prior-year expense, reflecting higher pre-tax earnings in both periods of 1998.

	Net income of $28.8 million during the third quarter of 1998 was $1.0 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the three-month period were $2.77 and $2.16, respectively, compared to $2.52 and $2.04, respectively, for 1997. Net income of $58.2 million during the first nine months of 1998 was $10.1 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first nine months of 1998 were $5.49 and $4.30, respectively, compared to $4.40 and $3.61, respectively, for 1997. The improvement in net income for the three and nine months ended September 30, 1998 is primarily due to higher cement and ready-mixed concrete shipments, higher interest income earned on higher short-term investment balances, lower interest expense on lower outstanding debt, and a gain on the sales of surplus real estate. In addition, the Company sold its construction aggregates and ready-mixed concrete operations in 1997. These operations had income during the third quarter and first nine months in 1997. The 1998 favorable results were partly offset by the earnings of these sold operations and increased income tax expense due to higher pre-tax earnings.












PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Index of Exhibits:

		 27.	Financial Data Schedule.


                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							LONE STAR INDUSTRIES, INC.



Date: October 30, 1998			By:  WILLIAM E. ROBERTS
							     William E. Roberts
							    Vice President, Chief
							      Financial Officer,
							   Controller and Treasurer



Date: October 30, 1998			By:    JAMES W. LANGHAM
							       James W. Langham
							     Vice President, General
								 Counsel and Secretary