Form 10-K405
period 1998-12-31
LONE STAR INDUSTRIES INC
filed 1999-03-05
CIK 60195

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1999: approximately $601,938,000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1999: Common Stock, par value $1.00 per share, -- 20,159,413 shares.

     PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1999 ARE INCORPORATED IN PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

PART II
Item 5.   Market for the Registrant's Common Equity and Related           9
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition    11
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          16
            Risk......................................................
Item 8.   Consolidated Financial Statements and Supplementary Data....   17
Item 9.   Changes in and Disagreements with Accountants on Accounting    39
            and Financial Disclosure..................................

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and            39
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form     40
            8-K.......................................................

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Lone Star is a cement and ready-mixed concrete company with operations in the midwestern and southern United States. Lone Star's cement operations consist of five portland cement plants in the Midwest and Southwest, a slag cement grinding facility in New Orleans and a 25% interest in Kosmos Cement Company, a partnership which owns and operates one portland cement plant in Kentucky and one in Pennsylvania ("Kosmos"). The Company's five wholly-owned portland cement plants produced approximately 4.0 million tons of cement during 1998, which approximates the rated capacity of the plants. In addition, the Company's New Orleans facility produced 237,600 tons of slag cement during 1998. The Company's ready-mixed concrete business owns or leases and operates several facilities in the Memphis, Tennessee area. In 1998, the Company had net sales of approximately $347.1 million.

     Lone Star Industries, Inc. was incorporated in 1919. In early 1994, the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code. The Company's executive offices are located at 300 First Stamford Place, Stamford, Connecticut 06912, and its telephone number is (203) 969-8600. Unless the context otherwise requires, as used herein "Company" and "Lone Star" mean Lone Star Industries, Inc. together with its consolidated subsidiaries.

CEMENT OPERATIONS

     Portland cement is the primary binding material used in the production of concrete. The principal raw materials used in the manufacture of cement are limestone or other calciferous materials, shale or clay, and sand. These raw materials are crushed, ground, mixed together and then introduced into a rotary kiln where they are heated to approximately 2700 degrees Fahrenheit. The resultant marble-sized intermediate material produced by this process is known as clinker. Clinker is then cooled, blended with a small amount of gypsum, and ground in a plant's finish mill to produce cement, a dry powder.

     Clinker generally is produced utilizing either of two basic methods, a "wet" or a "dry" process. In a wet process plant, raw materials are mixed with water to form a slurry which is fed into the kiln. This process has the advantage of greater ease in the handling and mixing of the raw materials, however additional heat, and therefore fuel, is required to evaporate the moisture before the raw materials can react to form clinker. The dry process, a newer more fuel efficient technology, excludes the addition of water into the process. Dry process plants are either pre-heater plants, in which recycled hot air is used to heat materials before they are fed into the kiln, or are precalciner plants, which have separate burners to accomplish a significant portion of the chemical reaction of the raw materials before they are fed into the kiln. The Company recently announced a planned expansion at its Greencastle, Indiana plant which will convert to a semi-dry manufacturing technology. This technology has certain features of both the wet and dry processes. While having somewhat higher fuel needs than traditional dry process plants, the capital expenditures required for the expansion will be lower than those required for a dry process.

     Whether a wet, dry or semi-dry method is utilized, the manufacture of cement is energy intensive, and the cost of such energy accounts for approximately one fourth of a cement plant's total manufacturing costs. Energy cost, and in particular coal, varies on a regional basis due in large part to transportation costs. In addition, the low value-to-weight ratio of cement and its constituent raw materials results in relatively high transportation costs, creating a largely regional business. As a result, proximity to sources of fuel and raw materials, as well as markets, are important aspects in the profitability of a cement plant. While subject to fluctuation and interruption resulting from adverse weather and other factors, distribution by water is generally the least expensive method of transporting cement.

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

                                     TONS OF
                                  RATED ANNUAL
PLANT LOCATION                   CEMENT CAPACITY       PROCESS               FUEL           PRINCIPAL MARKET AREA
--------------                   ---------------   ---------------   ---------------------  ---------------------
                                 (IN THOUSANDS)
PORTLAND CEMENT
-------------------------------
Cape Girardeau, Missouri.......       1,300        Dry/Precalciner   Coal-Waste-Tires       E. Missouri; Central
                                                                                            and N.E. Arkansas;
                                                                                            Mississippi; S.
                                                                                            Louisiana; N.
                                                                                            Alabama; Tennessee;
                                                                                            N.W. Kentucky; S.W.
                                                                                            Illinois
Greencastle, Indiana...........         750*            Wet*         Coal-Waste             Indianapolis and
                                                                                            other areas of
                                                                                            Indiana; S.E.
                                                                                            Illinois; N. Central
                                                                                            Kentucky
Pryor, Oklahoma................         725              Dry         Coal-Coke-Natural Gas  W. Arkansas;
                                                                                            Oklahoma; Dallas,
                                                                                            Texas; Kansas; W.
                                                                                            Missouri
Oglesby, Illinois..............         600              Dry         Coal-Coke-Tires        Chicago and other
                                                                                            areas of Northern and
                                                                                            Central Illinois; S.
                                                                                            Wisconsin
Maryneal, Texas................         520         Dry/Preheater    Coal-Coke-Natural Gas  W. Texas; Dallas,
                                                                                            Texas; Eastern New
                                                                                            Mexico
Kosmos Cement Company:
  Kosmosdale, Kentucky.........         875**       Dry/Preheater    Coal-Oil               Kentucky; S. Indiana;
                                                                                            S. Ohio; W. Virginia
  Pittsburgh, Pennsylvania.....         400              Wet         Coal                   W. Pennsylvania; W.
                                                                                            Virginia; E. Ohio
SLAG CEMENT
-------------------------------
New Orleans, Louisiana.........         600           Grinding       Natural Gas            S. Alabama; S.W.
                                                      Facility                              Georgia; Louisiana;
                                                                                            Mississippi; Dallas
                                                                                            and Houston, Texas;
                                                                                            Florida Panhandle

---------------
* Capital projects have been announced to increase the rated production capacity of this plant by 600,000 short tons to 1.35 million short tons. Upon completion of this project, the plant will convert to a semi-dry manufacturing technology.

** Capital projects have been announced to increase the rated production capacity of this plant by 700,000 short tons to 1.575 million short tons.

     Cape Girardeau Complex. Lone Star's Cape Girardeau, Missouri plant is located on the Mississippi River, and its related terminals are located along the Mississippi and certain of its tributaries. Approximately 80% of the plant's cement production is shipped up and down these rivers via 19 owned barges, enabling the plant to serve a relatively wide market. Trucks and rail are also available to transport product. The Cape Girardeau plant includes a modern dry/precalciner kiln and burns hazardous waste fuels. See "Business -- Environmental Regulation". The distribution terminals and warehouse supporting the Cape Girardeau plant are located in St. Louis, Missouri; Paducah, Kentucky; and Nashville, Knoxville and Memphis, Tennessee. In addition to its other customers, this complex supplies cement to Lone Star's ready-mixed concrete operations in Memphis, Tennessee.

     Greencastle Complex. Lone Star's Greencastle plant is located approximately 40 miles southwest of Indianapolis, Indiana and is the nearest cement plant to this market, providing a freight cost advantage. Product is transported by truck to Indianapolis and by truck or rail to other markets. A portion of the Greencastle plant's production is a high quality Type III portland cement which commands a premium price relative to Type I portland cement, the Company's primary product. The Company has announced a planned 600,000 short ton rated annual production capacity increase at this plant which will convert to a semi-dry manufacturing technology. This project is expected to come on line in the first half of 2000 and is expected to cost approximately $75.0 million, $45.0 million of which is expected to be spent in 1999. The Greencastle complex has distribution terminals located in Fort Wayne and Elkhart, Indiana; and has a warehousing and distribution arrangement in Itasca, Illinois.

     Pryor Complex. The Pryor plant is located approximately 50 miles northeast of Tulsa, Oklahoma and serves its markets by truck and rail. A portion of the plant's product is transported by barge. This plant produces both portland and oil well cement. The plant has relatively low power costs due to its proximity to two low-cost sources. The complex has distribution terminals located near Wichita and Kansas City, Kansas; near Oklahoma City, Oklahoma; and in Dallas, Texas.

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

     Kosmos Cement Company. Lone Star owns a 25% interest in Kosmos, which owns and operates a cement plant in Kosmosdale, Kentucky and one in Pittsburgh, Pennsylvania. Southdown, Inc., a publicly-traded cement company, owns the remaining 75% interest and is responsible for managing day-to-day operations. All major decisions relating to Kosmos, however, require unanimous approval of its management committee which includes a Lone Star representative. Kosmos has announced a planned expansion of its Kentucky plant, which will add 700,000 short tons of rated production capacity at an estimated total cost of approximately $93.0 million, financed with capital contributions from the partners. The expansion is expected to come on line during the year 2000.

     New Orleans Facility. The New Orleans facility, located on a canal off the Gulf Intercoastal Waterway, consists of a slag cement grinding and storage facility with 600,000 tons of capacity, a distribution terminal used for receiving and storing cement from the Company's Cape Girardeau and Pryor plants as well as from international sources, and a stevedoring operation which includes a transloading system for moving phosphate materials between barges and railcars. Cement is sold directly from the facility and through terminals in Atlanta, Georgia; Bonner Springs, Kansas; Brandon and Vicksburg, Mississippi; St. Louis, Missouri; Memphis and Nashville, Tennessee; and Dallas, Texas.

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

CONSTRUCTION INDUSTRY CONDITIONS

     The markets for the Company's products are highly competitive. Portland cement is largely a commodity product, and due to this lack of product differentiation, the Company competes with domestic and international sources of cement largely on the basis of price. Accordingly, cement prices and the level of the Company's profitability are very sensitive to shifts in supply and demand in the Company's markets, and the Company's ability to compete effectively is dependent on its operating costs being at acceptable levels. To a lesser extent, other competitive factors such as service, delivery time and proximity to customers affect the Company's performance.

     Construction spending and cement consumption historically have fluctuated widely. Demand for cement is derived primarily from public (infrastructure) construction, residential construction and commercial/industrial construction, which are cyclical and, in turn, are influenced by prevailing economic conditions, including availability of public funds and interest rate levels. Moreover, due to cement's low value-to-weight ratio, the industry is largely regional, with sales in a given market dependent on regional demand which is tied to local economic factors that may fluctuate more widely than those of the United States as a whole. In addition, the supply of cement from domestic and foreign sources can vary from region to region and over time. As a result, even though the Company sells in more than one area of the country, its operating results are subject to significant fluctuation. While sales by Lone Star directly to federal, state and local governmental agencies are not significant, customers of Lone Star are engaged in a substantial amount of construction in which government funding is a component.

     According to published sources, in 1997 (the last year for which such figures are available) the United States had 43 companies able to produce clinker with an aggregate production capacity of approximately 85 million tons of clinker. During 1997, domestic demand for portland cement totaled approximately 102 million tons, with foreign imports contributing approximately 19 million tons either of cement or clinker which was ground at domestic grinding facilities. Imports during 1997 were approximately 24 percent higher than during 1996. The ten largest companies account for approximately 60% of the total domestic clinker capacity.

     The supply of cement in many areas is affected by the levels of cement imports from international sources. Factors that typically affect the level of these imports include ocean shipping rates, excess foreign capacity and access by importers to domestic distribution channels. Despite current excess foreign capacity, the Company believes that import levels, while growing in recent years, have not had a serious detrimental effect on domestic producers in large part due to anti-dumping orders that were imposed on cement imported from Mexico and Japan and a suspension agreement signed by Venezuelan exporters requiring them not to export to the United States at dumped prices. The Company believes that U.S. anti-dumping law currently provides effective remedies against unfairly priced imports, improving the condition of the U.S. cement industry. The anti-dumping orders and the suspension agreement are scheduled to remain in effect at least until the year 2000 and may continue thereafter if petitioners prevail in "sunset reviews" before the Commerce Department and the U.S. International Trade Commission currently scheduled to begin in August 1999. Due to strong cement demand, as well as existing anti-dumping relief, the Company and many other cement producers have announced projects that, if implemented, could increase domestic cement production capacity by approximately 20 million tons over the next several years through modifications to existing facilities and the construction of new plants. The Company continues to believe that significant new domestic production capacity (and in particular greenfield capacity) is costly to producers. No assurances, however, can be given as to the long-term effects of either increased domestic production or increased imports and, due to the regionalized nature of the industry, certain markets could be affected more than other markets.

     The Company has implemented price increases in recent years, and has announced modest cement price increases effective April 1999; however, these and future prices will be subject to the market forces described above.

     Construction spending and cement consumption are seasonal, particularly in the Company's northern markets where colder weather affects construction activity. Other adverse weather conditions such as flooding, which can interrupt production and transportation of cement, and extreme heat, which makes pouring concrete difficult, also affect the Company's operations.

CUSTOMERS AND MARKETING; BACKLOG

     The Company's customer base primarily consists of ready-mixed concrete producers, prestressed and other concrete product producers, and highway construction firms. Taken as a whole, no single customer of the Company accounted for more than 10% of total sales during 1998. The Company's marketing effort is handled by local sales forces. Most purchases of the Company's products are done on a spot basis, and accordingly, order backlogs are not significant.

ENVIRONMENTAL REGULATION

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. For example, recent worldwide initiatives for limitations on carbon dioxide emissions could result in the promulgation of statutes or regulations that would adversely affect certain aspects of United States manufacturing, including the cement industry.

     The Clean Water Act provides a comprehensive federal regulatory scheme governing the discharge of pollutants to waters of the United States. This regulatory scheme requires that permits be secured for discharges of wastewater, including stormwater runoff associated with industrial activity, to waters of the United States. The Company has secured or has applied for all required permits in connection with its wastewater and stormwater discharges.

     The Clean Air Act provides for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. The Company is required to apply for federal operating permits for each of its cement manufacturing facilities. All of these applications have been made. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the United States Environmental Protection Agency ("EPA") is required to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA has announced proposed maximum available control technology ("MACT") standards for cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF") and other MACT standards for facilities burning fossil fuels. These MACT standards are anticipated by the Company to be effective in 1999 and implemented over a three-year period. The Company currently anticipates that it will be able to achieve these MACT standards. The EPA has also promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. The EPA has promulgated new regulations to reduce nitrogen oxide emissions substantially over the next eight years. These rules would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

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

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. While, as noted above, wastes produced by the Company generally are not classified as hazardous wastes, many of the raw materials, by-products and wastes currently and previously produced, used or disposed of by the Company or its predecessors contain chemical elements or components that have been designated as hazardous substances or which otherwise may cause environmental contamination. Hazardous substances are or have been used or produced by the Company in connection with its cement manufacturing operations (e.g. grinding compounds, refractory bricks), quarrying operations (e.g. blasting materials), equipment operation and maintenance (e.g. lubricants, solvents, grinding aids, cleaning aids, used oils), and hazardous waste fuel burning operations. Past operations of the Company have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and at disposal sites owned by others. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites, although it does not currently contemplate that future costs relating to such sites will be material.

     The Company's operations are subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,077 employees, of which approximately 670 are hourly paid and located at the Company's various operations. Except at certain distribution terminals and the New Orleans facility, all hourly employees are represented by labor unions. There have been no labor disruptions at any of the Company's facilities, and the Company believes that its relationship with its employees generally has been good. The agreements covering hourly-paid employees at the Cape Girardeau, Missouri plant and at certain distribution terminals expire during the second half of 1999. The Company does not anticipate any disruption of its operations in connection with the renegotiation of these agreements; however, there can be no assurances in this regard.

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

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable. The Company does not expect the effect of such matters to have a material effect on the financial condition of the Company. For information concerning certain environmental matters involving the Company, see "Business -- Environmental Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                                   AGE    OFFICE AND YEAR IN WHICH INDIVIDUAL FIRST BECAME AN EXECUTIVE OFFICER
----                                   ---    ---------------------------------------------------------------------
David W. Wallace.....................  75     Chairman of the Board (1991)
William M. Troutman..................  58     President and Chief Executive Officer (1983)
Roger J. Campbell....................  62     Vice President -- Cement Operations (1986)
William J. Caso......................  54     Vice President -- Taxes and Insurance (1994)
Thomas S. Hoelle.....................  47     Vice President -- General Manager, Slag Operations (1994)
Gerald F. Hyde, Jr. .................  56     Vice President -- Personnel and Labor Relations (1983)
James W. Langham.....................  39     Vice President, General Counsel and Secretary (1995)
Harry M. Philip......................  50     Vice President -- Cement Manufacturing (1994)
Michael W. Puckett...................  54     Vice President -- Cement Sales and Concrete Operations (1985)
William E. Roberts...................  59     Vice President, Chief Financial Officer, Controller and Treasurer
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock and related purchase rights and its warrants are listed on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices for the common stock and warrants in composite transactions as reported on the NYSE as well as per share dividend information relating to the common stock.

                                       COMMON STOCK(I)               WARRANTS
                                ------------------------------    --------------
                                HIGH       LOW       DIVIDENDS    HIGH       LOW
                                ----       ---       ---------    ----       ---
1997
     First Quarter............  $22 5/8    $17 7/16    $0.05      $28 5/8    $18 1/4
     Second Quarter...........   22 25/32   18 5/8      0.05       28         21
     Third Quarter............   27 1/8     22 5/8      0.05       36 1/2     28 1/2
     Fourth Quarter...........   30 5/8     24 7/16     0.05       43 3/8     31 3/4

1998
     First Quarter............  $34 13/16  $25 5/8     $0.05      $51 1/8    $33 1/2
     Second Quarter...........   42 7/16    33 1/4      0.05       66         48 1/4
     Third Quarter............   41 27/32   26 1/4      0.05       64 1/2     34 1/2
     Fourth Quarter...........   39 7/16    28          0.05       60         38 1/8

---------------
(i) Common stock prices have been restated to reflect the Company's recent two-for-one stock split.

     The Company's financing agreements contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $54 million is currently available for such payments under the most restrictive of such covenants. As of March 1, 1999, the Company had approximately 2,060 holders of record of common stock and 2,857 holders of record of warrants.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein:

                                                                                                     PREDECESSOR
                                                            SUCCESSOR COMPANY                          COMPANY
                                         --------------------------------------------------------    ------------
                                                                                     FOR THE NINE      FOR THE
                                                                                        MONTHS       THREE MONTHS
                                             FOR THE YEARS ENDED DECEMBER 31,           ENDED           ENDED
                                         -----------------------------------------   DECEMBER 31,     MARCH 31,
                                           1998       1997       1996       1995         1994            1994
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)    ----       ----       ----       ----     ------------    ------------
Net sales.........................       $347,065   $357,565   $367,673   $323,008     $261,645        $ 33,709
Net income (loss).................       $ 76,282   $ 65,413   $ 54,160   $ 35,762     $ 29,333        $(23,118)(3)
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE(1):
Basic.............................       $   3.68   $   2.99   $   2.40   $   1.49     $   1.22             n/m(3)
Diluted...........................       $   2.88   $   2.44   $   2.04   $   1.40     $   1.22             n/m(3)
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING(1):
Basic.............................         20,745     21,881     22,581     23,981       24,000             n/m
Diluted...........................         26,516     26,857     26,493     25,483       24,088             n/m
-----------------------------------------------------------------------------------------------------------------
Shares outstanding at December 31(1)...    20,123     21,452     21,426     22,953       24,000             n/m
-----------------------------------------------------------------------------------------------------------------
Cash dividends per common share(1)...    $   0.10   $   0.10   $   0.10   $  0.075           --              --
-----------------------------------------------------------------------------------------------------------------

                                                            SUCCESSOR COMPANY
                                     ----------------------------------------------------------------
                                                         DECEMBER 31,
                                     ----------------------------------------------------   MARCH 31,
                                       1998       1997       1996       1995       1994       1994
                                       ----       ----       ----       ----       ----     ---------
FINANCIAL POSITION AT END OF
  PERIOD:
Total assets.......................  $588,514   $598,977   $562,151   $477,465   $553,320   $579,411
Long-term debt:
  Senior notes(2)..................  $ 50,000   $ 50,000   $ 50,000   $ 78,000   $ 78,000   $ 78,000
  Asset proceeds notes.............        --         --         --   $  4,399   $ 87,000   $112,000
Production payment.................        --         --         --         --   $ 19,966   $ 20,963
Common shareholders' equity........  $324,316   $333,634   $264,282   $159,740   $122,463   $ 93,313

---------------
(1) Earnings per share, shares outstanding and cash dividends per share for prior years have been restated to reflect the two-for-one stock split effected in the form of a stock dividend in December 1998 (See Notes 1 and 13 of Notes to Financial Statements).

(2) See Note 9 of Notes to Financial Statements.

(3) The Company adopted "fresh-start" reporting as of March 31, 1994. Accordingly, the Company's financial information presented for periods prior to March 31, 1994 is not comparable to that presented on or subsequent to March 31, 1994. A black line has been drawn to distinguish the pre-reorganization from the post-reorganization company. Earnings per share for the three months ended March 31, 1994 are not meaningful and are not comparable to the successor company per share amounts due to the emergence from Chapter 11 proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     The Company believes that cash and marketable securities on hand of $120.2 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

     The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $54.0 million is currently available for such payments under the most restrictive of such covenants.

     During 1998, the Company purchased 2,823,400 shares and 179,400 warrants at a cost of $98.6 million. Since the inception of its repurchase program in late 1995, the Company has purchased 6,544,100 shares and 179,400 warrants at a cost of $160.3 million. The Company is currently authorized to purchase an additional $40.0 million of common stock and warrants.

     In November 1998, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. The additional shares were issued on December 28, 1998 to stockholders of record at the close of business on December 14, 1998. The Company intends to maintain its $0.05 per share quarterly dividend, which will effectively double the amount of cash dividends the Company pays to its stockholders.

Analysis of Cash Flows and Working Capital

     Cash flows from operating activities of $99.9 million for the year ended December 31, 1998 primarily reflect income from operations and changes in working capital. The utilization in 1998 of net operating loss carryforwards and other deferred tax assets reduced cash taxes otherwise payable by $15.6 million. At December 31, 1998, the Company had net operating loss carryforwards of approximately $75.0 million and alternative minimum tax credits of $19.7 million, which are expected to reduce future cash taxes by an additional $46.0 million over time.

     During the year ended December 31, 1998, cash outflows from investing activities were $47.4 million, primarily representing $52.1 million for capital expenditures, offset by $4.7 million received for the sales of surplus parcels of real estate and miscellaneous property and equipment.

     Net cash outflows from financing activities of $86.4 million for the year ended December 31, 1998 primarily reflect the repurchase of 2.8 million shares of common stock for $90.0 million, the purchase of warrants for $8.6 million and $2.1 million of dividends paid. These cash outflows were partly offset by proceeds of $14.1 million received from the exercise of warrants.

     Working capital on December 31, 1998 was $143.4 million as compared to $169.6 million on December 31, 1997. Current assets decreased $27.1 million primarily due to lower short-term investment balances, offset by higher accounts and notes receivable and inventory balances. Current liabilities at December 31, 1998 were consistent with the prior year.

     The $16.1 million decrease in the Company's long-term deferred tax asset is primarily due to the utilization of a portion of the tax assets in 1998. Investments in joint ventures increased $1.2 million as the Company's share of equity earnings exceeded cash distributions paid from Kosmos Cement Company. Net property, plant and equipment increased $29.4 million reflecting capital expenditures partly offset by depreciation.

Capital Expenditures

     In 1998, the Company invested $52.1 million in capital projects and expects to spend an additional $103 million in 1999. The projects completed in 1998 include a 100,000-ton expansion at the Cape Girardeau, Missouri cement plant, and the expansion of slag cement production capacity from 225,000 tons to 600,000 tons and the installation of a state-of-the-art ship and barge unloading system at the New Orleans facility. In addition, the Company expanded its Memphis, Tennessee distribution terminal and constructed a slag cement distribution terminal in Atlanta, Georgia. Other projects that were started in 1998 and are expected to be completed in 1999 include doubling the size of the existing distribution system at the New Orleans facility by adding more than 50,000 tons of new storage capacity and constructing another slag cement terminal in Northern Florida.

     New capital projects for 1999 include the expansion of the Greencastle, Indiana cement plant that will increase the plant's production capacity by 600,000 tons to a total capacity of 1,350,000 tons. The $75 million plant expansion is expected to be completed by mid-2000. In addition, the Company's 25% owned joint venture, Kosmos Cement Company, will expand and modernize its Louisville, Kentucky cement plant. This project will increase the plant's production capacity by 700,000 tons to approximately 1.6 million tons per year. The $93 million project is expected to be completed in the year 2000. Both projects are expected to provide future earnings growth from increased sales volume and lower unit cement manufacturing costs.

     Additional capital projects for 1999 include the relocation of the Oglesby, Illinois quarry. The project is expected to cost $18 million and be completed in 2001. The Company has started activities leading to designing, permitting and constructing a second quarry near its cement plant at Cape Girardeau, Missouri. This quarry is expected to be operational in 2002 or 2003, and the preliminary estimate of the project's cost is $35 million. Eventually, this quarry will become the Cape Girardeau plant's primary source of limestone. In conjunction with this project, the Company has undertaken a study exploring the feasibility of increasing the annual cement production capacity at this plant by one million tons.

Other Information

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 21).

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during 1998 did not have a material effect on the financial condition or cash flows of the Company.

     During 1998, the collective bargaining agreements covering hourly-paid employees at the Company's ready-mixed concrete division and at one of its alternate fuels facilities were successfully renegotiated for four-year terms. The agreements covering hourly-paid employees at the Cape Girardeau, Missouri plant and at certain distribution terminals expire during the second half of 1999. The Company does not anticipate any disruption of its operations in connection with the renegotiation of these agreements; however, there can be no assurances in this regard.

Year 2000

     The Company is in the process of conducting a company-wide assessment of its computer systems and operations to identify computer hardware and software and process control systems that are not Year 2000 compliant. The Company expects that the identification and repair of any problems will be successfully completed during 1999. The Company's goal is to have its remediated and replaced systems operational by the end of the second quarter of 1999 to allow time for testing and verification. In particular, the Company will perform tests of its cement plants' operations during their normal maintenance shutdowns in the first half of 1999. Expenses incurred to date have not been material, and the Year 2000 issue has had no known effect on the Company to date. Future costs are not expected to be material. Since 1990, the Company has been replacing and upgrading its corporate and plant computer systems, including its maintenance tracking system, sales order entry system, treasury system and other financial programs. The Company has replaced all employee desktop computer systems within the past several years. Such improvements have been made in the normal course of business. Vendors have assured the Company that all of these recently purchased machines and software programs are Year 2000 compliant.

     The Company has initiated communications with third parties such as critical vendors and major service suppliers, communications providers and banks whose system failures potentially could have a material impact on the Company. No single customer accounts for more than 10% of the Company's total sales and the Company has no executory contracts to sell cement that extend past December 31, 1999. Accordingly, the Company is not canvassing its customers as to their Year 2000 compliance. There can be no guarantee that customer and vendor systems will be Year 2000 compliant. Moreover, the potential effect of such noncompliance cannot be quantified because of the impossibility of estimating the magnitude, duration, or ultimate impact of noncompliance by others.

     If the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or customers to continue operations due to such a problem, the results of operations or financial condition could be materially impacted. In the event of the failure to correct all compliance issues related to manufacturing control systems, the plants have the ability, in many instances, to continue operations mechanically, rather than electronically. However, operations at a plant would shut down if that plant's power suppliers failed to deliver electricity due to a Year 2000 problem. Failure of other major third parties, such as coal and gas suppliers and railroads, to correct Year 2000 problems could also affect the Company's business.

     The Company anticipates developing a contingency plan that would be designed to mitigate in part the impact on its business of certain Year 2000 problems. This plan, however, cannot cover all eventualities, such as a power outage. The Company expects this plan to be in place by mid-1999.

Market Risk

     The Company does not enter into derivative or interest rate transactions. In addition, the carrying value of other financial instruments, including cash and cash equivalents, accounts and notes receivable, and accounts and notes payable approximate fair value due to the short-term nature of their maturity. The Company is exposed to interest rate changes primarily as a result of its fixed rate senior notes and its variable rate revolving credit facility. However, since the revolving credit facility has never been utilized by the Company and due to the low level of outstanding debt at December 31, 1998, the impact of interest rate changes on the Company's financial statements would not be material.

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

     The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted (See "Business-Construction Industry Conditions" of Item 1). Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts, unforeseen operational difficulties including difficulties relating to the construction and installation of improvements to property, plant and equipment, financial losses due to Year 2000 computer problems, and the continued availability of financing in the amounts, at the times, and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Net Sales

     Consolidated net sales of $347.1 million during 1998 were $10.5 million lower than the prior-year results. The decrease in net sales primarily reflects the sales of the Company's central Illinois ready-mixed concrete operations and its New York construction aggregates operations during 1997. In each of the years 1998 and 1997, the Company sold the approximate rated capacity of its cement plants.

     Cement and ongoing ready-mixed concrete operations reported net sales of $347.1 million for 1998 which were $29.8 million higher than 1997. This increase is due to 4% higher average net realized cement selling prices in 1998 combined with a 6% increase in cement shipments during the year. In 1998, the Company shipped approximately 4.5 million tons of cement. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets and mild weather conditions.

     The 1997 full year results include net sales of $40.3 million from the construction aggregates and central Illinois ready-mixed concrete operations which were sold in 1997.

     Net sales of cement and ready-mixed concrete and other construction products were 94% and 6%, respectively, of total net sales in 1998.

Gross Profit

     Gross profit from the cement and ongoing ready-mixed concrete operations of $124.9 million for 1998 was $13.5 million higher than 1997. The increase in gross profit reflects higher average net realized cement and ready-mix selling prices and higher overall shipments for the year. These results exclude gross profit of $3.7 million for 1997 related to the Company's central Illinois ready-mixed concrete operations and New York construction aggregates operations, which were sold in 1997.

     Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Joint Ventures

     Pre-tax income from joint ventures of $8.2 million during 1998 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1998 were $0.4 million lower than the prior year.

Other Income

     Other income of $10.6 million in 1998 increased $2.7 million from 1997, primarily reflecting higher interest income earned on higher short-term investment balances. Other income for the full year 1998 includes gains totaling $3.3 million on the sale of two parcels of surplus real estate as compared with a gain of $3.1 million from the sale of a surplus parcel of real estate in 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $25.9 million during 1998 was $2.9 million lower than that of the prior-year, reflecting lower pension expense, and lower expense related to the Company's central Illinois ready-mixed concrete operations and its New York construction aggregates operations which were sold in 1997.

Interest Expense

     Interest expense of $2.4 million in 1998 represents a decrease of $1.2 million over the prior-year expense. Capitalized interest of $1.4 million in 1998 was consistent with the prior-year amount. The reduction in interest expense reflects the debt reduction and refinancing accomplished in March and April of 1997.

Income Taxes

     The income tax expense of $38.9 million during 1998, an increase of $5.5 million from the prior-year expense, primarily reflects higher pre-tax earnings in 1998.

Net Income

     Net income of $76.3 million during 1998 was $10.9 million higher than the prior-year results. On a per share basis, basic and diluted earnings for 1998 were $3.68 and $2.88, respectively, compared to $2.99 and $2.44, respectively, for 1997. This improvement is primarily due to higher average selling prices and increased shipments of cement. Also contributing to the favorable increase in net income for 1998 over the prior-year results were higher interest income reflecting higher short-term investment balances, lower selling, general and administrative expense and lower interest expense. These favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.

1997 COMPARED TO 1996

Net Sales

     Consolidated net sales of $357.6 million during 1997 were $10.1 million lower than the prior-year results. The decrease in net sales primarily reflects the dispositions of the Company's central Illinois ready-mixed concrete operations and its New York construction aggregates operations during 1997.

     Cement and ongoing ready-mixed concrete operations reported net sales of $317.2 million for 1997 which were $19.4 million higher than 1996. This increase is due to 5% higher average net realized cement selling prices in 1997 combined with a 2% increase in cement shipments during the year. In 1997, the Company shipped more than 4.2 million tons of cement. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets. These results exclude sales of $40.3 million and $69.7 million for 1997 and 1996, respectively, related to the Company's central Illinois ready-mixed concrete and New York construction aggregates operations which were sold in 1997.

     Net sales of cement, construction aggregates and ready-mixed concrete and other products were 83%, 11% and 6%, respectively, of total net sales in 1997.

Gross Profit

     Gross profit from the ongoing cement and ready-mixed concrete operations of $111.4 million for 1997 was $14.1 million higher than 1996. The increase in gross profit reflects higher average net realized cement and ready-mix selling prices and higher overall shipments for the year. These results exclude gross profit of $3.7 million for 1997 and $9.7 million for 1996 related to the Company's central Illinois ready-mixed concrete and New York construction aggregates operations which were sold in 1997.

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

Interest Expense

     Interest expense of $3.6 million in 1997 represents a decrease of $3.0 million over the prior-year expense. Capitalized interest was $1.4 million in 1997 and $1.3 million in 1996. The reduction in interest expense reflects the Company's redemption of $28.0 million of its 10% senior notes in March 1997 and the redemption of the remaining $50.0 million through a 7.31% private placement in April 1997.

Income Taxes

     The income tax expense of $33.3 million during 1997, an increase of $5.7 million from the prior-year expense, primarily reflects higher pre-tax earnings in 1997.

Net Income

     Net income of $65.4 million during 1997 was $11.3 million higher than the prior-year results. On a per share basis, basic and diluted earnings for 1997 were $2.99 and $2.44, respectively, compared to $2.40 and $2.04, respectively, for 1996. This improvement is primarily due to higher average selling prices and increased shipments of cement. Also contributing to the favorable increase in net income for 1997 over the prior-year results were a gain on the sale of surplus real estate, higher interest income reflecting higher investment balances, higher joint venture income and lower interest expense. These favorable results were partly offset by increased income tax expense due to higher pre-tax earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" for disclosures about market risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           LONE STAR INDUSTRIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    18

Consolidated Financial Statements:
     Statements of Operations for the Years Ended December
      31, 1998, 1997 and 1996...............................    19
     Balance Sheets -- December 31, 1998 and 1997...........    20
     Statements of Changes in Common Shareholders' Equity
      for the Years Ended December 31, 1998, 1997 and
      1996..................................................    21
     Statements of Cash Flows for the Years Ended December
      31, 1998, 1997 and 1996...............................    22
     Notes to Financial Statements..........................    23

Schedule:
     II Valuation and Qualifying Accounts...................    43

Consent of Independent Accountants..........................    44

     The foregoing supporting schedule should be read in conjunction with the consolidated financial statements and notes thereto in this 1998 annual report on Form 10-K.

     The presentation of individual condensed financial information of the Company is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1998 and 1997.

     Separate financial statements for the Company's fifty percent or less owned affiliate are omitted because such subsidiary individually does not constitute a significant subsidiary at December 31, 1998 and 1997.

     Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
LONE STAR INDUSTRIES, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lone Star Industries, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             PricewaterhouseCoopers LLP

Stamford, Connecticut
January 27, 1999

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE        FOR THE        FOR THE
                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         1998           1997           1996
      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        ------------   ------------   ------------
Revenues:
  Net sales........................................    $347,065       $357,565       $367,673
  Joint venture income.............................       8,191          8,571          7,378
  Other income, net................................      10,601          7,923          3,007
                                                       --------       --------       --------
                                                        365,857        374,059        378,058
                                                       --------       --------       --------
Deductions from revenues:
  Cost of sales....................................     200,564        219,290        237,114
  Selling, general and administrative expenses.....      25,935         28,857         28,508
  Depreciation and depletion.......................      21,837         23,591         24,060
  Interest expense.................................       2,379          3,585          6,606
                                                       --------       --------       --------
                                                        250,715        275,323        296,288
                                                       --------       --------       --------
Income before income taxes.........................     115,142         98,736         81,770
Provision for income taxes.........................     (38,860)       (33,323)       (27,610)
                                                       --------       --------       --------
Net income applicable to common stock..............    $ 76,282       $ 65,413       $ 54,160
                                                       ========       ========       ========
Weighted average common shares outstanding:
  Basic............................................      20,745         21,881         22,581
                                                       ========       ========       ========
  Diluted..........................................      26,516         26,857         26,493
                                                       ========       ========       ========
Earnings per common share:
  Basic............................................    $   3.68       $   2.99       $   2.40
                                                       ========       ========       ========
  Diluted..........................................    $   2.88       $   2.44       $   2.04
                                                       ========       ========       ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  1998         1997
                     (DOLLARS IN THOUSANDS)                       ----         ----
  ASSETS
  CURRENT ASSETS
  Cash, including cash equivalents of $119,896 in 1998 and
    $152,775 in 1997..........................................  $120,161     $154,080
  Accounts and notes receivable, net..........................    32,164       28,217
  Inventories.................................................    45,733       43,103
  Deferred tax asset..........................................     4,052        3,825
  Other current assets........................................     3,736        3,751
                                                                --------     --------
            TOTAL CURRENT ASSETS..............................   205,846      232,976
  Joint ventures..............................................    21,517       20,326
  Property, plant and equipment, net..........................   328,663      299,255
  Deferred tax asset..........................................    21,593       37,661
  Other assets and deferred charges...........................    10,895        8,759
                                                                --------     --------
            TOTAL ASSETS......................................  $588,514     $598,977
                                                                ========     ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable............................................  $ 16,087     $ 13,400
  Accrued liabilities.........................................    44,276       46,417
  Other current liabilities...................................     2,091        3,565
                                                                --------     --------
            TOTAL CURRENT LIABILITIES.........................    62,454       63,382
  Senior notes payable........................................    50,000       50,000
  Postretirement benefits other than pensions.................   123,428      123,728
  Other liabilities...........................................    28,316       28,233
  Contingencies (Notes 21 and 22)
                                                                --------     --------
            TOTAL LIABILITIES.................................   264,198      265,343
                                                                --------     --------
  Common stock, $1 par value. Authorized: 50,000,000 shares
    Shares issued: 1998 -- 25,691,546; 1997 -- 12,091,866.....    25,692       12,092
  Warrants to purchase common stock...........................    11,792       15,554
  Additional paid-in capital..................................   171,276      174,915
  Retained earnings...........................................   252,671      178,444
  Treasury stock, at cost.....................................  (137,115)     (47,371)
                                                                --------     --------
            TOTAL SHAREHOLDERS' EQUITY........................   324,316      333,634
                                                                --------     --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $588,514     $598,977
                                                                ========     ========

   The accompanying Notes to Financial Statements are an integral part of the
                             Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                           CONSOLIDATED STATEMENTS OF
                     CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                     FOR THE         FOR THE         FOR THE
                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      1998            1997            1996
                 (IN THOUSANDS)                   ------------    ------------    ------------
COMMON STOCK
Balance at beginning of period..................    $ 12,092        $ 12,087        $ 12,081
  December 1998 stock split.....................      12,092              --              --
  Exercise of warrants to purchase common
     stock......................................       1,508               5               6
                                                    --------        --------        --------
Balance at end of period........................      25,692          12,092          12,087
                                                    --------        --------        --------
WARRANTS TO PURCHASE COMMON STOCK
Balance at beginning of period..................      15,554          15,574          15,597
  Exercise of warrants to purchase common
     stock......................................      (2,941)            (20)            (23)
  Purchase of warrants..........................        (700)             --              --
  Other.........................................        (121)             --              --
                                                    --------        --------        --------
Balance at end of period........................      11,792          15,554          15,574
                                                    --------        --------        --------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..................     174,915         163,664          82,709
  December 1998 stock split.....................     (12,092)             --              --
  Exercise of warrants to purchase common
     stock......................................      15,568             116             122
  Purchase of warrants..........................      (7,884)             --              --
  Exercise of stock options, net of tax
     benefit....................................         (96)         (1,771)         (1,059)
  Reduction of tax valuation allowance..........          --          12,893          81,889
  Other.........................................         865              13               3
                                                    --------        --------        --------
Balance at end of period........................     171,276         174,915         163,664
                                                    --------        --------        --------
RETAINED EARNINGS
Balance at beginning of period..................     178,444         115,228          63,315
  Net income....................................      76,282          65,413          54,160
  Dividends.....................................      (2,055)         (2,197)         (2,247)
                                                    --------        --------        --------
Balance at end of period........................     252,671         178,444         115,228
                                                    --------        --------        --------
TREASURY STOCK
Balance at beginning of period..................     (47,371)        (42,271)        (13,962)
  Repurchase of shares..........................     (90,020)        (14,069)        (33,719)
  Stock options exercised.......................         243           8,944           5,399
  Other.........................................          33              25              11
                                                    --------        --------        --------
Balance at end of period........................    (137,115)        (47,371)        (42,271)
                                                    --------        --------        --------
TOTAL COMMON SHAREHOLDERS' EQUITY, END OF
  PERIOD........................................    $324,316        $333,634        $264,282
                                                    ========        ========        ========

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.

                           LONE STAR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE         FOR THE         FOR THE
                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      1998            1997            1996
                 (IN THOUSANDS)                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................    $ 76,282        $ 65,413        $ 54,160
Adjustments to arrive at net cash provided by
  operating activities:
     Depreciation and depletion.................      21,837          23,591          24,060
     Tax benefit realized from utilization of
       deferred tax assets......................      15,617          25,147          25,419
     Changes in operating assets and
       liabilities:
          Accounts and notes receivable.........      (3,907)         (4,649)         (2,227)
          Inventories and other current
            assets..............................      (2,713)         (2,370)          3,713
          Accounts payable and accrued
            expenses............................      (1,219)          4,708             967
     Equity income, net of dividends received...      (1,191)           (821)          1,772
     Pension funding in excess of expense.......          --          (1,056)        (12,986)
     Gain on sale of a surplus property.........      (3,300)         (3,110)             --
     Other, net.................................      (1,524)            575           1,324
                                                    --------        --------        --------
Net cash provided by operating activities.......      99,882         107,428          96,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................     (52,125)        (41,977)        (42,640)
Proceeds from sales of assets...................       4,701          56,998             319
                                                    --------        --------        --------
Net cash (used) provided by investing
  activities....................................     (47,424)         15,021         (42,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term senior
  notes.........................................          --          50,000              --
Redemption of long-term senior notes............          --         (78,000)             --
Purchase of treasury stock......................     (90,020)        (14,069)        (33,719)
Proceeds from exercise of stock options.........         147           4,581           3,145
Purchase of warrants............................      (8,584)             --              --
Proceeds from exercise of warrants..............      14,135             101             106
Dividends paid..................................      (2,055)         (2,197)         (2,247)
                                                    --------        --------        --------
Net cash used by financing activities...........     (86,377)        (39,584)        (32,715)
                                                    --------        --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...................................     (33,919)         82,865          21,166
Cash and cash equivalents, beginning of
  period........................................     154,080          71,215          50,049
                                                    --------        --------        --------
Cash and cash equivalents, end of period........    $120,161        $154,080        $ 71,215
                                                    ========        ========        ========

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations -- The Company is a cement and ready-mixed concrete company with operations in the United States (principally in the Midwest and Southwest). Lone Star's cement operations consist of five cement plants in the midwestern and southwestern regions of the United States, a slag cement facility in Louisiana and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. The five wholly-owned cement plants produced approximately 4.0 million tons of cement in 1998, which approximates the rated capacity of such plants. The Company's construction aggregates operations, prior to its sale in October 1997, primarily served the construction markets in the New York metropolitan area. The ready-mixed concrete business operates in the Memphis, Tennessee area and during 1996, in central Illinois (which operations were sold in March 1997). The Company had approximately $347,100,000 in net sales in 1998, with cement and ready-mixed concrete and other construction products operations representing approximately 94% and 6%, respectively, of such net sales.

     Demand for cement is derived primarily from residential construction, commercial and industrial construction, and public (infrastructure) construction which are highly cyclical and are influenced by prevailing economic conditions including interest rates and availability of public funds. Due to cement's low value-to-weight ratio, the industry is largely regional and regional demand is tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

     The markets for the Company's products are highly competitive and portland cement is largely a commodity product. The Company competes with domestic and international sources largely on the basis of price. To a lesser extent, other competitive factors such as service, delivery time and proximity to customers affect the Company's performance.

     Basis of Presentation -- The consolidated financial statements include the accounts of Lone Star Industries, Inc. and all subsidiaries. All intercompany transactions have been eliminated. The Company's joint venture is accounted for using the equity method. Certain prior-period amounts have been reclassified to conform with current-period presentation.

     In November 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend. Shareholders' equity, common stock and stock option activity for 1998 have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

     Upon emergence from its Chapter 11 proceedings in April 1994, the Company adopted "fresh-start" reporting in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP No. 90-7"), as of March 31, 1994. The Company's emergence from these proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of March 31, 1994. Accordingly, the Company's financial information shown for periods prior to March 31, 1994 is not comparable to consolidated financial statements presented on or subsequent to March 31, 1994.

     Cash and Cash Equivalents -- Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

     Inventories -- Inventories are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method.

     Property, Plant and Equipment -- Property, plant and equipment were stated at fair market value as of March 31, 1994. Additions subsequent to March 31, 1994 are stated at cost. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives for property, plant and equipment are as follows: buildings-10 to 40 years; machinery and equipment-3 to 30 years; automobile and trucks-3 to 10 years. Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to current earnings. Cost depletion related to limestone reserves is calculated using the units-of-production method. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

     Income Taxes -- Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with SOP No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital (See Notes 7 and 19).

     Pension Plans -- The Company and certain of its consolidated subsidiaries have a number of retirement plans which cover substantially all of its employees. Defined benefit plans for salaried employees provide benefits based on employees' years of service and five-year final overall base compensation. Defined benefit plans for hourly-paid employees, including those covered by multi-employer pension plans under collective bargaining agreements, generally provide benefits of stated amounts for specified periods of service. The Company's policy is to fund at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Assets of the plans are administered by an independent trustee and are invested principally in fixed income securities, equity securities and real estate.

     Postretirement Benefits Other Than Pensions -- The Company provides retiree life insurance and health plan coverage to qualifying employees. The Company accounts for these benefits on an accrual basis, under the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These plans are unfunded; however, the Company makes defined quarterly contributions to the salaried retirees' Voluntary Employees Beneficiary Association ("VEBA") trust per the settlement agreement reached in the Company's bankruptcy proceedings (See Note 12).

     Earnings Per Common Share -- In December 1998, the Company issued a two-for-one stock split effected in the form of a 100% stock dividend. Previously reported share and earnings per share amounts have been restated. Basic earnings per common share for the years ended December 31, 1998, 1997 and 1996 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                    ----          ----          ----
Weighted average common shares...............    20,745,232    21,881,422    22,580,540
Effect of dilutive securities:
  Warrants...................................     5,550,858     4,734,450     3,315,326
  Options to purchase common stock...........       219,919       241,516       596,758
                                                 ----------    ----------    ----------
Dilutive potential common shares.............    26,516,009    26,857,388    26,492,624
                                                 ==========    ==========    ==========

     Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds form the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of the Company's common stock.

     Options to purchase 12,000 shares of common stock at $38.641 were outstanding during the second half of 1998 and options to purchase 12,000 shares of common stock at $17.15625 were outstanding during the second half of 1996, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The statement is effective for periods beginning after June 15, 1999. The Company does not expect adoption of this statement to affect the Company's financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and revenue and expenses during the periods reported. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, depreciation, employee benefit plans, environmental accruals, taxes and contingencies, among others. Actual results could differ from these estimates.

2.  ACCOUNTS AND NOTES RECEIVABLE

     Receivables consist of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Trade accounts and notes receivable........................    $33,458          $30,554
Other receivables..........................................      2,241            1,501
                                                               -------          -------
                                                                35,699           32,055
Less: allowance for doubtful accounts......................     (3,535)          (3,838)
                                                               -------          -------
                                                               $32,164          $28,217
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

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1998             1997
                                                             ------------     ------------
Finished goods.............................................     $15,228         $14,850
Work in process and raw materials..........................       6,657           6,417
Supplies and fuel..........................................      23,848          21,836
                                                                -------         -------
                                                                $45,733         $43,103
                                                                =======         =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Land.......................................................    $ 29,028        $ 29,680
Buildings and equipment....................................     334,641         295,891
Construction in progress...................................      21,179          15,028
Automobiles and trucks.....................................      33,636          27,649
                                                               --------        --------
                                                                418,484         368,248
Less accumulated depreciation and depletion................     (89,821)        (68,993)
                                                               --------        --------
                                                               $328,663        $299,255
                                                               ========        ========

5.  INTEREST COSTS

     Interest costs incurred during the years ended December 31, 1998, 1997 and 1996 were $3,780,000, $5,027,000 and $7,931,000, respectively. Interest capitalized during the years ended December 31, 1998, 1997 and 1996 was $1,401,000, $1,442,000 and $1,325,000, respectively. Interest paid during the years ended December 31, 1998, 1997 and 1996 was $3,760,000, $7,292,000 and
$7,931,000, respectively.

6.  KOSMOS CEMENT COMPANY

     The Company's investment in and advances to joint ventures at December 31, 1998 and 1997 consists of its 25% investment in Kosmos Cement Company ("Kosmos"). Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1998 was $3,892,000. During the years ended December 31, 1998, 1997 and 1996, $7,000,000, $7,750,000 and
$9,150,000, respectively, of distributions were received from Kosmos.

     Summarized financial information of Kosmos as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                              AS OF AND FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                               ----        ----        ----
Current assets.............................................  $ 31,595    $ 30,341    $ 27,368
Property, plant and equipment, net.........................    75,902      73,098      74,038
Cost in excess of net assets of businesses acquired........    20,914      21,765      22,485
Current liabilities........................................    (6,013)     (4,581)     (4,893)
Other liabilities..........................................    (4,270)     (4,091)     (2,581)
                                                             --------    --------    --------
Net assets.................................................  $118,128    $116,532    $116,417
                                                             ========    ========    ========
Net sales..................................................  $100,274    $ 94,653    $ 88,300
Gross profit...............................................  $ 32,070    $ 33,484    $ 26,935
Net income.................................................  $ 29,596    $ 31,115    $ 26,345

     At December 31, 1998, 1997 and 1996, the Company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $8,015,000, $8,807,000 and $9,600,000, respectively, and is being amortized over the estimated remaining life of the assets.

     In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at a Kentucky quarry. The total assessment is approximately $3,700,000, including penalty and interest. Kosmos is contesting the assessment and met with the Kentucky Revenue Cabinet in January 1998 to discuss the disputed assessments. Discussions are still ongoing and Kosmos is unable to evaluate whether an unfavorable outcome is either probable or remote. In addition to limestone mined for the production of cement, Kosmos mines limestone specifically for use by a local utility company. Kosmos believes that, under the terms of a supply agreement, the utility is responsible for severance taxes on limestone provided to it. A major portion of the Kentucky severance tax assessment relates to this specifically mined limestone. For the amounts not paid by the local utility, the Company would indirectly bear 25% of any settlement and legal costs through its ownership interest in Kosmos.

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

     During 1998, 1997 and 1996, approximately $16,000,000, $25,000,000 and
$25,000,000, respectively, of net deferred tax assets were utilized.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Payroll, vacation pay and other compensation...............    $ 6,669         $ 6,228
Postretirement benefits other than pensions................      6,225           7,563
Taxes other than income taxes..............................      3,348           3,480
Insurance..................................................      2,735           3,726
Interest...................................................      1,025           1,005
Other......................................................     24,274          24,415
                                                               -------         -------
                                                               $44,276         $46,417
                                                               =======         =======

9.  SENIOR NOTES PAYABLE

     In April 1994, the Company issued $78,000,000 of ten-year senior unsecured notes due July 31, 2003, which bore interest at a rate of 10% per annum. In March 1997, the Company redeemed $28,000,000 of these senior notes and called for the early redemption of the remaining $50,000,000 in the second quarter of 1997. In April 1997, the remaining $50,000,000 of the 10% senior notes were redeemed at par plus accrued interest of $1,125,000.

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

10.  CREDIT AGREEMENT

     In March 1997, the Company entered into a $100,000,000 unsecured revolving credit facility. Advances under this agreement bear interest at a rate which, at the Company's option, is either prime or LIBOR plus 37.5 to 75 basis points. A fee of 12.5 to 25 basis points is charged on the unused portion of the credit line. The number of basis points used in both the LIBOR interest rate and the commitment fee is determined by the Company's capital structure. The credit agreement expires on April 30, 2002. Although the Company has used the letter of credit facility provided by the credit agreement, it has never borrowed under the credit agreement.

11.  LEASES

     Net rental expense for the years ended December 31, 1998, 1997 and 1996 was $3,754,000, $3,593,000 and $3,344,000, respectively. Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows: 1999 -- $1,193,000; 2000 -- $1,006,000;

2001 -- $883,000; 2002 -- $869,000; 2003 -- $865,000; after 2003 -- $1,806,000.
Certain leases include options for renewal or purchase of leased property.

12.  EMPLOYEE BENEFIT PLANS

     Changes in benefit obligations and plan assets for pension and postretirement obligations are as follows (in thousands):

                                                                    POSTRETIREMENT
                                          PENSION BENEFITS             BENEFITS
                                        --------------------    ----------------------
                                            DECEMBER 31,             DECEMBER 31,
                                        --------------------    ----------------------
                                          1998        1997        1998         1997
                                          ----        ----        ----         ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year................................  $153,732    $144,968    $  94,308    $ 103,196
Service cost..........................     1,780       1,793        1,041        1,264
Interest cost.........................    10,303      10,489        6,329        7,364
Plan amendments.......................        --         194           --           --
Actuarial (gain) loss.................     2,523       7,175        2,454       (2,972)
Benefits paid.........................   (11,771)    (10,887)      (6,172)      (6,639)
Settlements...........................    (6,539)         --           --       (7,905)
                                        --------    --------    ---------    ---------
Benefit obligation at end of year.....   150,028     153,732       97,960       94,308
                                        --------    --------    ---------    ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year.............................   192,954     172,715           --           --
Actual return on plan assets..........    15,078      29,361           --           --
Employer contribution.................        --       1,765        6,171        6,639
Employee contribution.................        --          --          109           65
Benefits paid.........................   (11,771)    (10,887)      (6,280)      (6,704)
Settlements...........................    (6,539)         --           --           --
                                        --------    --------    ---------    ---------
Fair value of plan assets at end of
  year................................   189,722     192,954           --           --
                                        --------    --------    ---------    ---------

Funded status.........................    39,694      39,222      (97,960)     (94,308)
Unrecognized net actuarial gain.......   (38,330)    (42,039)     (31,693)     (36,983)
Unrecognized prior service cost.......     3,817       4,190           --           --
                                        --------    --------    ---------    ---------
Prepaid (accrued) benefit cost........  $  5,181    $  1,373    $(129,653)   $(131,291)
                                        ========    ========    =========    =========

     All of the Company's pension plans are overfunded as of December 31, 1998 and 1997. None of the Company's postretirement benefit plans are funded.

                                                            PENSION       POSTRETIREMENT
                                                            BENEFITS         BENEFITS
                                                          ------------    --------------
                                                          DECEMBER 31,     DECEMBER 31,
                                                          ------------    --------------
                                                          1998    1997    1998     1997
                                                          ----    ----    -----    -----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...........................................  6.75%   7.00%   6.75%    7.00%
Expected return on plan assets..........................  8.00    8.00    8.00     8.00
Rate of compensation increase...........................  4.50    4.50    4.50     4.50

                                            PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                     ------------------------------   ---------------------------
                                           FOR THE YEAR ENDED             FOR THE YEAR ENDED
                                              DECEMBER 31,                   DECEMBER 31,
                                     ------------------------------   ---------------------------
                                       1998       1997       1996      1998      1997      1996
                                       ----       ----       ----      ----      ----      ----
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost.......................  $  1,780   $  1,793   $  1,938   $ 1,041   $ 1,264   $ 1,603
Interest cost......................    10,303     10,489     10,214     6,329     7,364     7,618
Expected return on plan assets.....   (13,442)   (11,762)   (10,140)       --        --        --
Amortization of prior service
  cost.............................       374        382        356        --        --        --
Recognized net actuarial gain......      (777)      (332)        --    (2,836)   (2,575)   (1,783)
                                     --------   --------   --------   -------   -------   -------
Net periodic benefit (income)
  cost.............................  $ (1,762)  $    570   $  2,368   $ 4,534   $ 6,053   $ 7,438
                                     ========   ========   ========   =======   =======   =======

     In 1997, the Company recorded a $7,905,000 postretirement settlement gain related to the sale of the Company's New York construction aggregates operations.

     For measurement purposes, a 9.5% annual medical rate of increase is assumed for 1999 for both pre-medicare and post-medicare claims; the rate is assumed to decrease 1/2% each year to 6% per year after 2005. The health care cost trend rate assumption has a significant effect on the amounts reported for the health care plans. To illustrate, a one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                               1-PERCENTAGE-POINT             1-PERCENTAGE-POINT
                                                    INCREASE                       DECREASE
                                           ---------------------------    ---------------------------
Effect on total of service and interest
  cost components........................            $  558                         $  (401)
Effect on postretirement benefit
  obligation.............................            $5,235                         $(5,862)

     Certain union employees are covered under union sponsored multi-employer pension plans pursuant to collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the years ended December 31, 1998, 1997 and 1996, were approximately $130,000, $140,000 and $300,000, respectively.

     As part of its emergence from Chapter 11 proceedings, the Company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the Company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The Company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The Company made contributions of $4,318,000, $4,425,000 and $4,428,000 to the VEBA during the years ended December 31, 1998, 1997 and 1996, respectively.

13.  COMMON STOCK

     The Company has authorized 50,000,000 shares of $1.00 par value common stock. Transactions in common stock are as follows:

                                                                COMMON     TREASURY
                                                                SHARES      SHARES
                                                                ------     --------
Balance, December 31, 1995..................................  12,080,844     604,157
  Exercise of warrants......................................       5,666          --
  Exercise of options.......................................          --    (204,565)
  Purchase of shares........................................          --     974,317
  Stock issued under compensation plans.....................          --        (400)
                                                              ----------   ---------
Balance, December 31, 1996..................................  12,086,510   1,373,509
  Exercise of warrants......................................       5,356          --
  Exercise of options.......................................          --    (290,500)
  Purchase of shares........................................          --     283,800
  Stock issued under compensation plans.....................          --        (800)
                                                              ----------   ---------
Balance, December 31, 1997..................................  12,091,866   1,366,009
  Effect of 2-for-1 stock split in December 1998............  12,091,866   1,366,009
  Exercise of warrants......................................   1,507,814          --
  Exercise of options.......................................          --     (14,100)
  Purchase of shares........................................          --   2,823,390
  Stock issued under compensation plans.....................          --      (1,600)
  Return of shares from Chapter 11 distribution agent.......          --      29,144
                                                              ----------   ---------
Balance, December 31, 1998..................................  25,691,546   5,568,852
                                                              ==========   =========

     At December 31, 1998, the Company has reserved 9,389,006 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock (6,047,606 shares) and the exercise of stock options (3,341,400 shares).

     Since the second quarter of 1995, the Company has paid a $0.05 per share quarterly cash dividend. In addition, on February 18, 1999, the Board of Directors declared a $0.05 dividend per common share, payable on March 15, 1999 to shareholders of record as of March 1, 1999. The Company's financing agreements and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $54,000,000 is currently available for such payments under the most restrictive of such covenants (See Notes 9 and 10).

     On November 19, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record on December 14, 1998, to be distributed on December 28, 1998. Shareholders' equity for 1998 has been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and accompanying notes to financial statements, to weighted average number of shares, 1998 stock activity, per share amounts, 1998 stock option data and market prices of the Company's common stock have been restated.

     As part of a stock repurchase program, in 1998 the Company purchased 1,912,200 shares of treasury stock in open market transactions for $59,856,000 and purchased 911,190 shares of its common stock in private transactions for $30,164,000. In 1997 the Company purchased 283,800 shares of treasury stock in open market transactions for $14,069,000. In 1996, the Company purchased 272,401 shares of treasury stock in open market transactions for $8,457,000 and purchased 700,000 shares of its common stock in private transactions for $25,200,000. An additional 1,916 shares were received, in lieu of cash, by the Company in connection with the exercise of certain employee stock options.

     In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 29,144 shares of common stock were returned to the Company from the Chapter 11 distribution agent. These shares were recorded as treasury shares and had no effect on total equity of the Company.

     In February 1999, the Company announced a program which will provide shareholders owning fewer than 100 shares of common stock the opportunity to sell all of their shares to the Company. The program is to run from February 5, 1999 through March 8, 1999, unless extended by the Company. The purchase price under the program will be equal to the average of the closing market prices of the Company's common stock for all trading days during the period the program is in effect.

14.  WARRANTS TO PURCHASE COMMON STOCK

     In April 1994, the Company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. The number of shares of common stock purchasable upon the exercise of each warrant and the exercise price of the warrant are subject to adjustment if the Company (i) pays a dividend in shares of common stock, (ii) subdivides its outstanding shares of common stock,
(iii) combines its outstanding shares of common stock into a smaller number of shares of common stock, or issues by reclassification or recapitalization of its shares of common stock, other securities of the Company or (iv) issues certain stock rights convertible into, or exchangeable for, common stock. An adjustment will not result from the Company's sale of common stock on the open market or from the declaration of regular cash dividends. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1998, there were 3,023,803 warrants outstanding.

     In December 1998, the Company issued a two-for-one stock split effected in the form of a 100% stock dividend. The stock split increased the number of shares of common stock a warrant holder is entitled to purchase from one to two at $9.375 per share. In 1998, the Company purchased 179,405 of its warrants in private transactions for $8,584,000.

     In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 31,033 warrants were returned to the Company from the Chapter 11 distribution agent. The returned warrants were cancelled.

15.  STOCKHOLDER RIGHTS PLAN

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

     The rights plan provides that if, subject to certain exemptions, any person or group acquires 15% or more of the Company's common stock, each right not owned by the 15% or more stockholder or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of common stock having a value of twice the right's then current exercise price. This right to purchase common stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the Company and its stockholders.

     Under the rights plan, holders of the rights will initially be entitled to buy one-tenth of a share of the Company's common stock at an exercise price of $35.00 (which was adjusted from $70.00 as a result of the Company's recent two-for-one stock split) for each whole share which a holder of rights may purchase. Until a person or group acquires 15% or more of the common stock or commences a tender or exchange offer for 15% or more of the common stock, the rights will attach to and trade with the common stock. As a result, each of the new shares issued in the two-for-one stock split included one right. The rights will expire in the year 2004.

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

16.  STOCK COMPENSATION PLANS

     At December 31, 1998, the Company had three stock-based compensation plans, which are described below. As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income for the years ended December 31, 1998, 1997 and 1996 would have been $76,165,000, $65,347,000 and $54,082,000, respectively. Pro forma basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been $3.67, $2.99 and $2.40, and $2.87, $2.43 and $2.04, respectively. The pro forma effect of stock option grants on net income for 1998, 1997 and 1996 may not be representative of the pro forma effect on net income in future years due to the small number of options granted during 1998, 1997 and 1996 and the exclusion of option grants made prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, 1996, 1995 (Directors Plan) and 1995 (Management Plan), respectively: dividend yield of 0.52, 0.52, 0.58, 0.96 and
0.93 percent; expected volatility of 43, 31, 28, 23 and 27 percent; risk-free interest rates of 4.77, 5.44, 6.29, 5.30 and 5.30 percent; and expected lives of 4 years for all grants.

     Under the Management Stock Option Plan ("Management Plan"), the Company has granted options to its employees for 1,400,000 shares of common stock. Under the Directors Stock Option Plan ("Directors Plan"), the Company may grant options to its Directors for up to 100,000 shares of common stock. Under the 1996 Long Term Incentive Plan ("Incentive Plan"), the Company may grant up to 3,000,000 stock options and/or stock appreciation rights to its employees. No options were granted under the Incentive Plan in 1998, 1997 or 1996. Under all plans, the exercise price of each option must be equal to or greater than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options granted under the Management Plan vest over a three-year period and options granted under the Directors Plan become vested after six months. Options granted under the Incentive Plan become vested after a minimum of one year from the grant date.

     A summary of the status of the Company's Management and Directors Plans as of and for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                    WEIGHTED-
                                                     AVERAGE
                                                    EXERCISE       OPTIONS        OPTIONS
                                                      PRICE      OUTSTANDING    EXERCISABLE
                                                    ---------    -----------    -----------
Balance, December 31, 1995........................  $15.6700       634,815        404,073
  Options granted.................................  $34.3130         6,000             --
  Options exercised...............................  $15.3750      (204,565)      (204,565)
  Options which became exercisable................  $16.5980            --        124,242
                                                                  --------       --------
Balance, December 31, 1996........................  $16.0650       436,250        323,750
  Options granted.................................  $38.3750         6,000             --
  Options exercised...............................  $15.7700      (290,500)      (290,500)
  Options which became exercisable................  $16.9450            --        112,250
                                                                  --------       --------
Balance, December 31, 1997........................  $17.5100       151,750        145,500
  Effect of 2-for-1 stock split in December
     1998.........................................                 151,750        145,500
  Options granted.................................  $38.6405        12,000             --
  Options exercised...............................  $10.4025       (14,100)       (14,100)
  Options which became exercisable................  $24.4107            --         24,500
                                                                  --------       --------
Balance, December 31, 1998........................  $ 9.8680       301,400        301,400
                                                                  ========       ========

     Options available for future grants under the Directors Plan were 40,000 and 26,000 (pre-split) at December 31, 1998 and 1997, respectively. Options available for future grants under the Incentive Plan were 3,000,000 and 1,500,000 (pre-split) at December 31, 1998 and 1997, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                  WEIGHTED-AVERAGE
                               DECEMBER 31, 1998       ---------------------------------------
                           -------------------------    REMAINING     OPTION EXERCISE PRICES
                             NUMBER        NUMBER      CONTRACTUAL   -------------------------
RANGE OF EXERCISE PRICES   OUTSTANDING   EXERCISABLE      LIFE       OUTSTANDING   EXERCISABLE
------------------------   -----------   -----------   -----------   -----------   -----------
 $7.6875-$7.84375            253,400       253,400       5.5 years    $ 7.6949      $ 7.6949
     $10.3750                 12,000        12,000       7.0 years    $10.3750      $10.3750
     $17.1565                 12,000        12,000       7.5 years    $17.1565      $17.1565
     $19.1875                 12,000        12,000       8.5 years    $19.1875      $19.1875
     $38.6405                 12,000        12,000       9.5 years    $38.6405      $38.6405
                             -------       -------
                             301,400       301,400
                             =======       =======

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 (in thousands).

                                                          DECEMBER 31, 1998
                                                         --------------------
                                                         CARRYING      FAIR
                                                          AMOUNT      VALUE
                                                         --------     -----
Financial assets:
  Cash and cash equivalents............................  $120,161    $120,161
Financial liabilities:
  Senior notes payable.................................  $ 50,000    $ 50,652

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

     Senior notes payable -- the fair value of this privately-placed long-term debt is based on the change in the fair value of similar issues of publicity traded debt.

18.  OTHER INCOME, NET

     Other income, net, consists of the following (in thousands):

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1998       1997      1996
                                                           ----       ----      ----
Interest income on investments..........................  $ 7,674    $4,892    $2,552
Gain on sale of surplus property........................    3,300     3,110        --
Other, net..............................................     (373)      (79)      455
                                                          -------    ------    ------
                                                          $10,601    $7,923    $3,007
                                                          =======    ======    ======

19.  INCOME TAXES

     Provision for income taxes consists of the following (in thousands):

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                        1998       1997        1996
                                                        ----       ----        ----
Federal income tax provision:
  Current..........................................    $21,166    $ 7,301    $  1,314
                                                       -------    -------    --------
  Deferred:
     Difference between tax and book
       depreciation................................        717      1,008       3,402
     Sale of assets................................        122       (918)      2,467
     Alternative minimum tax and other credits.....     (5,375)    (7,301)      1,139
     Net operating loss carryforward...............     14,246     22,151       8,453
     Other reserves................................      2,883      7,132       6,204
     Change in valuation allowance.................         --     (9,346)    (75,109)
     Other, net....................................     (1,628)    (1,656)      3,543
                                                       -------    -------    --------
  Total deferred...................................     10,965     11,070     (49,901)
                                                       -------    -------    --------
  Increase in additional paid-in capital...........         --      9,346      71,289
                                                       -------    -------    --------
Total federal income tax provision.................     32,131     27,717      22,702
                                                       -------    -------    --------
State and local income tax provision:
  Current..........................................      2,077        875         877
  Deferred.........................................      4,652      4,731       4,031
  Change in valuation allowance....................         --     (3,547)    (10,600)
  Increase in additional paid-in capital...........         --      3,547      10,600
                                                       -------    -------    --------
Total state and local income tax provision.........      6,729      5,606       4,908
                                                       -------    -------    --------
Provision for income taxes.........................    $38,860    $33,323    $ 27,610
                                                       =======    =======    ========

     As of December 31, 1998, the Company has regular tax net operating loss carryforwards of approximately $75,000,000 that expire at various dates through 2009 and an alternative minimum tax credit carryforward of $19,700,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the Company as part of its plan of reorganization. Such an "ownership change" limits the use of a portion of the Company's carryforwards in any one year. The Company believes it is more likely than not that all of its carryforwards will be utilized prior to their expiration.

     The following is a schedule of consolidated pre-tax income and a reconciliation of income taxes computed at the U.S. statutory rate to the provision for income taxes (in thousands):

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                         ----       ----       ----
Income before income taxes.........................    $115,142    $98,736    $81,770
                                                       --------    -------    -------
Tax provision computed at statutory rates..........      40,300     34,558     28,620

Differences resulting from:
  State tax, net...................................       4,375      3,669      3,190
  Other, including percentage depletion............      (5,815)    (4,904)    (4,200)
                                                       --------    -------    -------
Provision for income taxes.........................    $ 38,860    $33,323    $27,610
                                                       ========    =======    =======

     Components of net deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Current tax assets related to:
  Reserves not yet deducted................................    $  4,052        $  3,825
                                                               --------        --------
Non-current tax assets related to:
  Reserves not yet deducted................................       4,773           2,744
  Reserve for retiree benefits.............................      42,777          42,893
  Loss carryforwards.......................................      26,353          40,252
  Alternative minimum tax and other credits................      19,660          18,849
  Net state................................................         774           3,888
                                                               --------        --------
                                                                 94,337         108,626
Non-current tax liabilities related to:
  Fixed assets.............................................     (58,239)        (53,320)
  Other....................................................     (11,056)        (14,490)
  Domestic joint ventures..................................      (3,449)         (3,155)
                                                               --------        --------
                                                                (72,744)        (70,965)
                                                               --------        --------
Total long-term net deferred tax assets....................      21,593          37,661
                                                               --------        --------
Total net deferred tax assets..............................    $ 25,645        $ 41,486
                                                               ========        ========

     Net income taxes paid during the years ended December 31, 1998, 1997 and 1996, were $25,209,000, $7,187,000 and $812,000, respectively. Income taxes payable at December 31, 1998 and 1997 are $2,086,000 and $3,559,000,
respectively.

20.  ASSET DISPOSITIONS

     In February and September 1998, the Company received $1,500,000 and $1,800,000 from the sale of surplus real estate in Massachusetts and Texas, respectively. The gain on the sales is included in other income on the accompanying consolidated statement of operations.

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

     The operations sold in 1997 contributed the following results for the period through their respective dates of disposition (in thousands):

                                                                FOR THE YEARS
                                                                    ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                               ----       ----
Net sales...................................................  $40,326    $69,848
Pre-tax income..............................................  $ 1,011    $ 5,467

21.  ENVIRONMENTAL REGULATION

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance. For example, recent worldwide initiatives for limitations on carbon dioxide emissions could result in the promulgation of statutes or regulations that would adversely affect certain aspects of United States manufacturing, including the cement industry.

     The Clean Water Act provides a comprehensive federal regulatory scheme governing the discharge of pollutants to waters of the United States. This regulatory scheme requires that permits be secured for discharges of wastewater, including stormwater runoff associated with industrial activity, to waters of the United States. The Company has secured or has applied for all required permits in connection with its wastewater and stormwater discharges.

     The Clean Air Act provides for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. The Company is required to apply for federal operating permits for each of its cement manufacturing facilities. All of these applications have been made. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the United States

Environmental Protection Agency ("EPA") is required to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA has announced proposed maximum available control technology ("MACT") standards for cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF") and other MACT standards for facilities burning fossil fuels. These MACT standards are anticipated by the Company to be effective in 1999 and implemented over a three-year period. The Company currently anticipates that it will be able to achieve these MACT standards. The EPA has also promulgated under the Clear Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. The EPA has promulgated new regulations to reduce nitrogen oxide emissions substantially over the next eight years. These rules would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

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

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), as well as many comparable state statutes, creates a joint and several liability scheme for the investigation and remediation of facilities where releases of hazardous substances are found to have occurred. Liability may be imposed upon current owners and operators of the facility, upon owners and operators of the facility at the time of the release and upon generators and transporters of hazardous substances released at the facility. While, as noted above, wastes produced by the Company generally are not classified as hazardous wastes, many of the raw materials, by-products and wastes currently and previously produced, used or disposed of by the Company or its predecessors contain chemical elements or components that have been designated as hazardous substances or which otherwise may cause environmental contamination. Hazardous substances are or have been used or produced by the Company in connection with its cement manufacturing operations (e.g. grinding compounds, refractory bricks), quarrying operations (e.g. blasting materials), equipment operation and maintenance (e.g. lubricants, solvents, grinding aids, cleaning aids, used oils), and hazardous waste fuel burning operations. Past operations of the Company have resulted in releases of hazardous substances at sites currently or formerly owned by the Company and certain of its subsidiaries or where waste materials generated by the Company have been disposed. CKD and other materials were placed in depleted quarries and other locations for many years. The Company has been named by the EPA as a potentially responsible party for the investigation and remediation of several Superfund sites, although it does not currently contemplate that future costs relating to such sites will be material.

     The Company's operations are subject to federal and state laws and regulations designed to protect worker health and safety. Worker protection at the Company's cement manufacturing facilities is governed by the federal Mine Safety and Health Act ("MSHA") and at other Company operations is governed by the federal Occupational Safety and Health Act ("OSHA").

     The December 31, 1998 consolidated balance sheet includes accruals of $6,300,000 which represent the Company's current estimate of its liability related to future remediation costs at sites where known environmental conditions exist. The Company believes these reserves to be adequate for known environmental matters.

22.  LEGAL PROCEEDINGS

     From time to time the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable. The Company does not expect the effect of such matters to have a material effect on the financial condition of the Company.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands except per share data):

                                                                  QUARTER
                                                  ---------------------------------------
1998                                               FIRST     SECOND     THIRD     FOURTH
----                                               -----     ------     -----     ------
Net sales.......................................  $57,794   $ 97,702   $104,010   $87,559
Gross profit....................................  $13,612   $ 36,459   $ 43,543   $31,321
Net income......................................  $ 7,061   $ 22,412   $ 28,750   $18,059
                                                  -------   --------   --------   -------
Basic earnings per common share.................  $  0.33   $   1.05   $   1.39   $  0.93
                                                  -------   --------   --------   -------
Diluted earnings per common share...............  $  0.26   $   0.81   $   1.08   $  0.73
                                                  -------   --------   --------   -------

                                                                  QUARTER
                                                  ---------------------------------------
1997                                               FIRST     SECOND     THIRD     FOURTH
----                                               -----     ------     -----     ------
Net sales.......................................  $60,836   $104,618   $111,775   $80,336
Gross profit....................................  $ 8,516   $ 36,241   $ 41,868   $28,468
Net income......................................  $   264   $ 20,181   $ 27,722   $17,246
                                                  -------   --------   --------   -------
Basic earnings per common share.................  $  0.01   $   0.92   $   1.26   $  0.79
                                                  -------   --------   --------   -------
Diluted earnings per common share...............  $  0.01   $   0.76   $   1.02   $  0.63
                                                  -------   --------   --------   -------

---------------
(1) Gross profit is net of depreciation expense relating to cost of sales of $21,566,000 and $23,182,000 in the years ended December 31, 1998 and 1997, respectively.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1998 and 1997 does not equal the total computed for the year.

(3) Previously reported earnings per share amounts have been restated to give effect to the two-for-one stock split in December 1998 (See Notes 1 and 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Part III (Items 10-13) is incorporated herein by reference to the captions "Election of Directors", "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which pursuant to Regulation 14A will be filed not later than 120 days after the end of the year covered by this Report. Certain information relating to the Company's executive officers is included in
Part I of this Report under the caption "Executive Officers of Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          1. FINANCIAL STATEMENTS AND SCHEDULE: See Index to Financial Statements and Schedule on page 17 of this Report.

          2.  EXHIBITS:

         3.1   --   Amended and Restated Certificate of Incorporation
                    (incorporated herein by reference to Exhibit 3.1 of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1994).
         3.2   --   Certificate of Amendment of Restated Certificate of
                    Incorporation (incorporated herein by reference to Exhibit
                    3.1 of the Registrant's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1995).
         3.3   --   Amended By-Laws (incorporated herein by reference to Exhibit
                    3(ii) of the Registrant's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1994).
         4.1   --   Form of Note Purchase Agreement, dated as of March 10, 1997, relating to the Company's $50 million principal amount of
                    7.31% Senior Notes Due 2007 (incorporated herein by
                    reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
         4.2   --   Credit Agreement by and among the Registrant, NBD Bank, N.A.
                    (as Agent) and the Lenders that are signatories thereto,
                    dated as of June 30, 1997 (incorporated herein by reference to Exhibit 4.4 of the Registrant's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1997).
         4.3   --   Warrant Agreement, dated April 13, 1994, between Lone Star
                    Industries, Inc. and Chemical Bank, as Warrant Agent
                    (incorporated herein by reference to Exhibit 4B of the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
         4.4   --   Rights Agreement, dated as of November 10, 1994, between
                    Lone Star Industries, Inc. and Chemical Bank (incorporated herein by reference to the Registrant's Form 8-A, dated
                    November 17, 1994).
         4.5   --   Letter regarding adjustment under Rights Agreement, dated
                    February 2, 1999 (filed herewith).
        10.1   --   Settlement Agreement, dated as of February 4, 1994, between
                    Lone Star Industries, Inc., et al. and the Official
                    Committee of Retired Employees of Lone Star Industries,
                    Inc., et al. (incorporated herein by reference to Exhibit
                    10.23 of the Registrant's Registration Statement on Form
                    S-1, File Number 33-55377).
        10.2   --   Agreement, dated as of March 11, 1994, by and between the
                    Debtors and the Unions (incorporated herein by reference to
                    Exhibit 10.25 of the Registrant's Registration Statement on
                    Form S-1, File Number 33-55377).
        10.3   --   Registration Rights Agreement, dated as of July 18, 1994,
                    among Lone Star Industries, Inc., Metropolitan Life
                    Insurance Company, Metropolitan Insurance and Annuity
                    Company and TCW Special Credits, as Agent and Nominee
                    (incorporated herein by reference to Exhibit 10.22 of the
                    Registrant's Registration Statement on Form S-1, File Number
                    33-55377).
       *10.4   --   Second Amended and Restated Employment Agreement, dated as of May 1, 1998, between David W. Wallace and Lone Star
                    Industries, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1998).
       *10.5   --   Second amended and Restated Employment Agreement, dated as of May 1, 1998, between William M. Troutman and Lone Star
                    Industries, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1998).

   *10.6      --      Second amended and Restated Agreement, dated May 1, 1998, between William M. Troutman and Lone
                      Star Industries, Inc. (incorporated herein by reference to Exhibit 10.7 of the Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
   *10.8      --      Stock Option Agreement, dated as of June 8, 1994, between William M. Troutman and Lone Star
                      Industries, Inc. (incorporated herein by reference to Exhibit 10E(iii) of the Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
   *10.9      --      Form of Indemnification Agreement entered into between Lone Star Industries, Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
   *10.10     --      Form of "Change of Control" agreement for certain executive officers of Lone Star Industries,
                      Inc. (incorporated herein by reference to Exhibit 10.10 of the Registrant's Quarterly Report
                      on Form 10-Q for the quarter ended June 30, 1998).
   *10.11     --      Form of stock option agreement for certain executive officers of Lone Star Industries, Inc.
                      (incorporated herein by reference to Exhibit 10J of the Registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1994).
   *10.12     --      Lone Star Industries, Inc. Management Stock Option Plan (incorporated herein by Reference to
                      Appendix A of the Registrant's Definitive Proxy Statement, dated May 11, 1994).
   *10.13     --      Lone Star Industries, Inc. Directors Stock Option Plan (incorporated herein by Reference to
                      Appendix B of the Registrant's Definitive Proxy Statement, dated May 11, 1994).
   *10.14     --      Lone Star Industries, Inc. Employees Stock Purchase Plan (incorporated herein by Reference to
                      Appendix C of the Registrant's Definitive Proxy Statement, dated May 11, 1994).
   *10.15     --      Lone Star Industries, Inc. 1996 Long Term Incentive Plan (incorporated herein by Reference to
                      Appendix A of the Registrant's Definitive Proxy Statement, dated April 1, 1996).
   *10.16     --      Lone Star Industries, Inc. Supplemental Executive Retirement Plan, effective July 1, 1996
                      (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1996).
   *10.17     --      Lone Star Industries, Inc. Amended and Restated Executive Incentive Plan (incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 1997).
   *10.18     --      Lone Star Industries, Inc. Voluntary Deferred Compensation Plan for Non-Employee Directors
                      (incorporated herein by reference to Appendix B of the Registrant's Definitive Proxy
                      Statement, dated April 1, 1996).
    21        --      Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    23        --      Consent of PricewaterhouseCoopers LLP (filed herewith).
    27        --      Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K.

         Form 8-K, November 19, 1998 -- Item 5 -- Other Events.

         Form 8-K, December 9, 1998, -- Item 5 -- Other Events.
---------------
* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LONE STAR INDUSTRIES, INC.

                                             By:    /s/ JAMES W. LANGHAM

                                               ---------------------------------
                                                       JAMES W. LANGHAM
                                                    Vice President, General
                                                     Counsel and Secretary

                                                      Date: March 5, 1999

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

                  SIGNATURE                              TITLE OR CAPACITY                  DATE
                  ---------                              -----------------                  ----

            /s/ DAVID W. WALLACE               Director and Chairman of the Board       March 5, 1999
---------------------------------------------
              DAVID W. WALLACE

             /s/ JAMES E. BACON                Director                                 March 5, 1999
---------------------------------------------
               JAMES E. BACON

           /s/ THEODORE F. BROPHY              Director                                 March 5, 1999
---------------------------------------------
             THEODORE F. BROPHY

            /s/ ARTHUR B. NEWMAN               Director                                 March 5, 1999
---------------------------------------------
              ARTHUR B. NEWMAN

                                               Director
---------------------------------------------
              ALLEN E. PUCKETT

           /s/ ROBERT G. SCHWARTZ              Director                                 March 5, 1999
---------------------------------------------
             ROBERT G. SCHWARTZ

           /s/ WILLIAM M. TROUTMAN             Director, President and Chief            March 5, 1999
---------------------------------------------  Executive Officer
             WILLIAM M. TROUTMAN

            /s/ JACK R. WENTWORTH              Director                                 March 5, 1999
---------------------------------------------
              JACK R. WENTWORTH

           /s/ WILLIAM E. ROBERTS              Vice President, Chief Financial          March 5, 1999
---------------------------------------------  Officer,
             WILLIAM E. ROBERTS                Controller and Treasurer

                           LONE STAR INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                            BALANCE    ------------------------
                                              AT       CHARGED TO     CHARGED                     BALANCE AT
                                           BEGINNING   COSTS AND     TO OTHER                       END OF
               DESCRIPTION                 OF PERIOD    EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)     PERIOD
               -----------                 ---------   ----------   -----------   -------------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts
     deducted from notes and accounts
     receivable..........................   $3,838          48             7            358         $3,535
                                            ======       =====         =====          =====         ======
FOR THE YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts
     deducted from notes and accounts
     receivable..........................   $5,099         124           364          1,749         $3,838
                                            ======       =====         =====          =====         ======
FOR THE YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts
     deducted from notes and accounts
     receivable..........................   $5,936         270         1,401          2,508         $5,099
                                            ======       =====         =====          =====         ======

------------------------

(1) Deductions in the years ended December 31, 1998, 1997 and 1996 primarily represent uncollectible accounts charged off. Deductions in the year ended December 31, 1997 partly represent the allowance related to the New York construction aggregates operations which were sold in 1997.

(2) Represents recoveries of accounts previously charged off, and reserves related to dispositions.