Form 10-Q
period 1999-03-31
LONE STAR INDUSTRIES INC
filed 1999-05-05
CIK 60195

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No

The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 1999:

       Common Stock, par value $1 per share - 19,552,493 shares







TABLE OF CONTENTS



												PAGE


PART I.	FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three Months Ended March 31, 1999 and 1998
   (Unaudited)...........................................3

Consolidated Statements of Retained Earnings -
   For the Three Months Ended March 31, 1999 and
   1998 (Unaudited)......................................4

Consolidated Balance Sheets - March 31, 1999
   (Unaudited) and December 31, 1998.....................5

Consolidated Statements of Cash Flows - For the
   Three Months Ended March 31, 1999 and 1998
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........12

PART II.	OTHER INFORMATION..............................18

SIGNATURES..............................................19




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     LONE STAR INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Per Share Amounts)


                                              For the Three Months
                                                 Ended March 31,
                                               1999            1998

Revenues:
 Net sales                                  $ 66,663        $ 57,794
 Joint venture income                            842             823
 Other income, net                             2,255           3,769
                                            --------        --------
                                              69,760          62,386
                                            --------        --------

Deductions from revenues:
 Cost of sales                                41,633          38,903
 Selling, general and administrative expenses  6,787           6,732
 Depreciation and depletion                    6,053           5,346
 Interest expense                                727             747
                                            --------        --------
                                              55,200          51,728
                                            --------        --------

Income before income taxes                    14,560          10,658

Provision for income taxes                    (4,914)        (3,597)
                                            --------        --------

Net income applicable to common stock      $   9,646       $   7,061
                                            ========        ========
Weighted average common shares outstanding:
 Basic                                        20,167          21,432
                                            ========        ========
 Diluted                                      24,685          27,079
                                            ========        ========

Earnings per common share:
 Basic                                      $   0.48        $   0.33
                                            ========        ========
 Diluted                                    $   0.39        $   0.26
                                            ========        ========

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of the Financial Statements.







                      LONE STAR INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS(Unaudited)
                           (In Thousands)



                                            For the Three Months
                                              Ended March 31,
                                            1999             1998


Retained earnings, beginning of period   $  252,671      $  178,444

Net income                                    9,646           7,061

Dividends                                    (1,015)           (527)
                                         ----------      ----------
Retained earnings, end of period         $  261,302      $  184,978
                                         ==========      ==========



The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of the Financial Statements.

















                        LONE STAR INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                            March 31,   December 31,
                                               1999          1998
                                           (Unaudited)

Assets:
   Current assets:
    Cash including cash equivalents
     of $104,775 and $119,896               $  104,980    $  120,161
    Accounts and notes receivable, net          33,053        32,164
    Inventories:
      Finished goods                            21,741        15,228
      Work in process and raw materials          8,678         6,657
      Supplies and fuel                         23,969        23,848
                                            ----------    ----------
                                                54,388        45,733


    Deferred tax asset                           4,052         4,052
    Other current assets                         4,369         3,736
                                            ----------    ----------
      Total current assets                     200,842       205,846

   Joint ventures                               23,409        21,517

   Property, plant and equipment               434,884       418,484
   Less accumulated depreciation and depletion  95,805        89,821
                                            ----------    ----------
                                               339,079       328,663

   Deferred tax asset                           19,591        21,593
   Other assets and deferred charges             9,989        10,895
                                            ----------    ----------
      Total assets                          $  592,910    $  588,514
                                            ==========    ==========

Liabilities and Shareholders' Equity:
   Current Liabilities:
    Accounts payable                        $   24,382    $   16,087
    Accrued liabilities                         40,328        44,281
    Income taxes payable                         4,150         2,086
                                            ----------    ----------
      Total current liabilities                 68,860        62,454


   Senior notes payable                         50,000        50,000
   Postretirement benefits other than pensions 123,060       123,428
   Other liabilities                            27,822        28,316
   Contingencies (See Notes 6 and 7)        ----------    ----------

       Total liabilities                       269,742       264,198
                                            ----------     ---------

Shareholders' Equity:
  Common stock                                  25,883        25,692
  Warrants to purchase common stock             11,419        11,792
  Additional paid-in capital                   173,211       171,276
  Retained earnings                            261,302       252,671
  Treasury stock, at cost                    (148,647)     (137,115)
                                            ----------    ----------
      Total shareholders' equity               323,168       324,316
                                            ----------    ----------
      Total liabilities and shareholders'
        equity                              $  592,910    $  588,514
                                            ==========    ==========

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of the Financial Statements.

















                    LONE STAR INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In Thousands)


                                             For the Three Months
                                                 Ended March 31,
                                              1999             1998

Cash Flows from Operating Activities:

Net income                                $    9,646     $    7,061
Adjustments to arrive at net cash provided
  by operating activities:
  Depreciation and depletion                   6,053          5,346
  Deferred income taxes                        2,002          1,465
  Changes in operating assets and liabilities:
    Accounts and notes receivable               (901)         2,009
    Inventories and other current assets      (9,370)       (12,552)
    Accounts payable and accrued liabilities  (5,590)         5,148
  Equity income, net of dividends received       (92)          (573)
  Gain on sale of a surplus property              -          (1,500)
  Other, net                                     568         (1,221)
                                           ---------      ----------
Net cash provided by operating activities      2,316          5,183

Cash Flows from Investing Activities:

Capital expenditures                         (16,301)       (15,889)
Proceeds from sales of assets                     64          2,495
Advances to equity investees                  (1,800)              -
                                           ---------      ----------
Net cash used by investing activities        (18,037)       (13,394)

Cash Flows from Financing Activities:

Proceeds from exercise of warrants             1,800             24
Purchase of treasury stock                      (267)             -
Dividends paid                                (1,015)          (527)
Proceeds from exercise of options                 22              -
                                          ----------      ----------
Net cash provided (used) by
 financing activities                            540           (503)

Net decrease in cash and cash
 equivalents                                 (15,181)        (8,714)

Cash and cash equivalents, beginning
 of period                                   120,161        154,080
                                          ----------     -----------
Cash and cash equivalents, end of period  $  104,980     $  145,366
                                          ==========    ===========


The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of the Financial Statements.






            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and the cash flows for the three months ended March 31, 1999 and 1998.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.


Note 2 - Common Stock

In February 1999, the Board of Directors declared a $0.05 dividend per common share, which was paid on March 15, 1999 to shareholders of record as of March 1, 1999. In late March 1999, the Company purchased 393,839 shares of its common stock for $11,613,000. Most of these transactions were settled early in the second quarter of 1999 and therefore are not included in the statement of cash flows for the period ended March 31, 1999. In addition, in April 1999, the Company purchased 385,969 shares of its stock and 25,000 of its warrants for $13,609,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three months ended March 31, 1999 and 1998 was $1,854,000 and $1,827,000, respectively. Income taxes paid during the three months ended March 31, 1999 and 1998 were $848,000 and $1,078,000, respectively.


Note 4 - Interest

Interest expense of $945,000 has been accrued duringboth of the three-month periods ended March 31, 1999 and 1998. Interest capitalized during the three months ended March 31, 1999 and 1998 was $218,000 and $198,000, respectively.


Note 5 - Earnings Per Share

Basic earnings per common share for the three months ended March 31, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended March 31, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                      For the Three Months Ended March 31,
                                              1999            1998
Weighted average common shares            20,166,935       21,432,130
Effect of dilutive securities:
   Warrants                                4,304,227        5,433,016
   Options to purchase common stock          213,795          214,272
Adjusted weighted average common shares   24,684,957	       27,079,418

Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that the proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


Note 6 - Environmental Regulation

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


 Note 7 - Legal Proceedings

From time to time, the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable. The Company does not expect the effect of such matters to have a material effect on the financial condition of the Company.






ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition

	The Company believes that cash and marketable securities on hand of $105.0 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

	The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $34.9 million is currently available for such payments under the most restrictive of such covenants.

	During 1999, the Company has purchased 779,800 shares of its stock and 25,000 warrants at a cost of $25.2 million. This includes 393,800 shares of stock that were purchased during the first quarter at a cost of $11.6 million. Since the inception of its repurchase program in July 1995, the Company has purchased a total of 7,323,900 shares and 204,400 warrants at a cost of $185.5 million. The Company is currently authorized to purchase an additional $14.8 million of common stock and warrants.

	Cash flows from operating activities of $2.3 million for the three months ended March 31, 1999 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first quarter reduced cash taxes otherwise payable by $2.0 million.

	During the three months ended March 31, 1999, investing activities used $18.0 million, primarily representing $16.3 million for capital expenditures and a $1.8 million advance to Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

	Net cash inflows from financing activities of $0.5 million for the three months ended March 31, 1999 primarily reflect proceeds from the exercise of warrants, offset by the purchase of the Company's common stock and dividends paid during the first quarter.

	Working capital on March 31, 1999 was $132.0 million as compared to $143.4 million on December 31, 1998. Current assets decreased $5.0 million primarily due to lower short-term investments, partially offset by higher inventory balances. Current liabilities increased $6.4 million primarily due to an increase in accounts payable and accrued taxes , partially offset by a decrease in accrued expenses. The increase in accounts payable reflects purchases of the Company's common stock at the end of March 1999.

	The $2.0 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first quarter of 1999. Investments in joint ventures increased $1.9 million primarily due to a $1.8 million advance to Kosmos Cement Company. Net property, plant and equipment increased $10.4 million reflecting capital expenditures, partly offset by depreciation expense.

	In February 1999, the Company's Board of Directors declared a $0.05 per share dividend which was paid on March 15, 1999 to shareholders of record as of March 1, 1999. Total dividends paid were $1.0 million.

	The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injuctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 6).

	The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first quarter of 1999 did not have a material effect on the financial condition or cash flows of the Company.


Year 2000

The Company is in the process of conducting a company-wide assessment of its computer systems and operations to identify computer hardware and software and process control systems that are not Year 2000 compliant. The Company expects that the identification and repair of any problems will be successfully completed during 1999. The Company's goal is to have its remediated and replaced systems operational during the third quarter of 1999 to allow time for testing and verification. In particular, the Company will perform tests of its cement plants' operations during their normal maintenance shutdowns in the first half of 1999. Expenses incurred to date have not been material, and the Year 2000 issue has had no known effect on the Company to date. Future costs are not expected to be material. Since 1990, the Company has been replacing and upgrading its corporate and plant computer systems, including its maintenance tracking system, sales order entry system, treasury system and other financial programs. The Company has replaced all employee desktop computer systems within the past several years. Such improvements have been made in the normal course of business. Vendors have assured the Company that all of these recently purchased machines and software programs are Year 2000 compliant.

The Company has been in communication with third parties such as critical vendors and major service suppliers, communications providers and banks whose system failures potentially could have a material impact on the Company. No single customer accounts for more than 10% of the Company's total sales and the Company has no material executory contracts to sell cement that extend past December 31, 1999. Accordingly, the Company is not canvassing its customers as to their Year 2000 compliance. There can be no guarantee that customer and vendor systems will be Year 2000 compliant. Moreover, the potential effect of such noncompliance cannot be quantified because of the impossibility of estimating the magnitude, duration, or ultimate impact of noncompliance by others.

	If the Company is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or customers to continue operations due to such a problem, the results of operations or financial condition could be materially impacted. In the event of the failure to correct all compliance issues related to manufacturing control systems, the plants have the ability, in many instances, to continue operations mechanically, rather than electronically. However, operations at a plant would shut down if that plant's main control center failed or if power suppliers failed to deliver electricity due to a Year 2000 problem. Failure of other major third parties, such as coal and gas suppliers and railroads, to correct Year 2000 problems could also affect the Company's business.

	The Company anticipates developing a contingency plan that would be designed to mitigate, in part, the impact on its business of certain Year 2000 problems. This plan, however, can not cover all eventualities, such as a power outage. The Company expects this plan to be in place by mid-1999.


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


Results of Operations

	Consolidated net sales of $66.7 million during the first quarter of 1999 were $8.9 million higher than the comparable prior-year results. Cement sales were higher due to a 2% increase in average net realized cement selling prices in 1999, combined with a 14% increase in cement shipments. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets as well as mild weather during the quarter.

	Gross profit from the Company's cement and ready-mixed concrete operations of $19.1 million for the first quarter of 1999 was $5.4 million higher than the comparable 1998 period. The increase in gross profit reflects higher overall shipments, higher average net realized cement selling prices, and greater cement production for the quarter. In addition, costs associated with annual plant maintenance during the first quarter of 1999 were approximately $2.0 million lower than last year's first quarter, due to the timing of plant maintenance outages at certain facilities. The first quarter timing variance is expected to reverse later in the year when the maintenance is performed.

	Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales
(which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

	The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

	Pre-tax income from joint ventures of $0.8 million during the first quarter of 1999 reflects the results of the Kosmos Cement
Company, a partnership in which the Company has a 25% interest.
The results for the three months ended March 31, 1999 were comparable with the prior-year period.

	Other income of $2.3 million during the first quarter of 1999 decreased $1.5 million from the comparable 1998 period. Last year's first quarter results included a gain of $1.5 million on the sale of a surplus parcel of real estate. Lower interest income during the current quarter, reflecting lower short-term investment balances, was offset by receipts from litigation settlements.

	Interest expense of $0.7 million during the first quarter of 1999 was comparable with the prior-year period expense.
Capitalized interest was $0.2 million for the three months ended
March 31, 1999 and 1998.

	The income tax expense of $4.9 million during the first quarter of 1999, an increase of $1.3 million from the prior-year expense, primarily reflects higher pre-tax earnings in the first quarter of 1999.

	Net income of $9.6 million during the first quarter of 1999 was $2.6 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first quarter of 1999 were $0.48 and $0.39, respectively, compared to $0.33 and $0.26, respectively, for 1998. This improvement is primarily due to higher results for the cement operations reflecting higher average selling prices and increased shipments. These favorable results were partly offset by higher income tax expense due to higher pre-tax earnings and lower other income.






                PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index of Exhibits:

27. Financial Data Schedule.







                        SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LONE STAR INDUSTRIES, INC.


Date:  May 5, 1999               By:  WILLIAM E. ROBERTS
                                      William E. Roberts
                                    Vice President, Chief
                                      Financial Officer,
                                   Controller and Treasurer


Date:  May 5, 1999                By:  JAMES W. LANGHAM
                                       James W. Langham
                                    Vice President, General
                                     Counsel and Secretary