Form 10-Q
period 1999-06-30
LONE STAR INDUSTRIES INC
filed 1999-08-03
CIK 60195

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No


The number of shares outstanding of each of the registrant's classes of common stock as of July 23, 1999:

       Common Stock, par value $1 per share - 19,359,483 shares





                             TABLE OF CONTENTS



                                                                 PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 1999 and
   1998 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30, 1999
   and 1998 (Unaudited)..................................4

Consolidated Balance Sheets - June 30, 1999
   (Unaudited) and December 31, 1998.....................5

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1999 and 1998
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........12

PART II.   OTHER INFORMATION.......................................18

SIGNATURES.........................................................21


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)

                             For the Three Months      For the Six Months
                                Ended June 30,            Ended June 30,
                              1999        1998          1999       1998

Revenues:

 Net sales                  $102,066    $ 97,702      $168,729     $155,496
 Joint venture income          2,668       2,231         3,510        3,054
 Other income, net             1,196       1,936         3,451        5,705
                            --------    --------      --------     --------
                             105,930     101,869       175,690      164,255
                            --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                58,529      56,095       100,162        94,998
 Selling, general and
  administrative expenses      6,344       6,328        13,131        13,060
 Depreciation and depletion    5,981       5,211        12,034        10,557
 Interest expense                542         405         1,269         1,152
                            --------    --------      --------      --------
                              71,396      68,039       126,596       119,767
                            --------    --------      --------      --------
Income before income
 taxes                        34,534      33,830        49,094        44,488
 Provision for income taxes  (11,655)    (11,418)      (16,569)      (15,015)
                            --------    --------      --------      --------
Net income applicable
 to common stock            $ 22,879    $ 22,412      $ 32,525      $ 29,473
                            ========    ========      ========      ========
Weighted average common
 shares outstanding:
    Basic                     19,563      21,421        19,865        21,426
                            ========    ========      ========      ========
    Diluted                   24,013      27,572        24,353        27,360
                            ========    ========      ========      ========
Earnings per common share:
    Basic                   $   1.17   $   1.05      $   1.64      $   1.38
                            ========    ========      ========      ========
    Diluted                 $   0.95   $   0.81      $   1.34      $   1.08
                            ========    ========      ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)


                              For the Three Months       For the Six Months
                                 Ended June 30,             Ended June 30,
                               1999          1998         1999          1998

Retained earnings, beginning
 of period                  $ 261,302    $ 184,978    $ 252,671     $ 178,444

Net income                     22,879       22,412       32,525        29,473
Dividends                        (981)        (536)      (1,996)       (1,063)
                             ---------    ---------    ---------     ---------

Retained earnings, end of
 period                     $ 283,200     $ 206,854   $  283,200     $ 206,854
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
































LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                     June 30,     December 31,
                                                       1999           1998
                                                   (Unaudited)
Assets:
  Current assets:
    Cash including cash equivalents of $78,257
     and $119,896                                   $  78,407       $ 120,161
    Accounts and notes receivable, net                 45,489          32,164
    Inventories:
       Finished goods                                  18,325          15,228
       Work in process and raw materials                5,667           6,657
       Supplies and fuel                               24,175          23,848
                                                     --------        --------
                                                       48,167          45,733

    Deferred tax asset                                  4,052           4,052
    Other current assets                                5,831           3,736
                                                     --------        --------
       Total current assets                           181,946         205,846

  Joint ventures                                       26,777          21,517

  Property, plant and equipment                       448,299         418,484
  Less accumulated depreciation and depletion         101,233          89,821
                                                     --------        --------
                                                      347,066         328,663

Deferred tax asset                                     14,843          21,593
Other assets and deferred charges                      12,436          10,895
                                                     --------        --------

       Total assets                                  $583,068        $588,514
                                                     ========        ========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                 $ 13,641       $  16,087
    Accrued liabilities                                41,487          44,281
    Income taxes payable                                4,874           2,086
                                                      --------        --------

       Total current liabilities                       60,002          62,454

Senior notes payable                                   50,000          50,000
Postretirement benefits other than pensions           122,787         123,428
Other liabilities                                      26,913          28,316
Contingencies (See notes 6 and 7)
                                                     --------        --------


       Total liabilities                              259,702         264,198
                                                     --------        --------
Shareholders' Equity:
  Common stock                                         26,013          25,692
  Warrants to purchase common stock                    11,057          11,792
  Additional paid-in capital                          173,402         171,276
  Retained earnings                                   283,200         252,671
  Treasury stock, at cost                            (170,306)       (137,115)
                                                     --------        --------
       Total shareholders' equity                     323,366         324,316

       Total liabilities and shareholders'           --------        --------
        equity                                       $583,068        $588,514
                                                     ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


































LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                               For the Six Months
                                                 Ended June 30,
                                               1999          1998

Cash Flows from Operating Activities:

Net income                                 $  32,525     $  29,473
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                12,034        10,557
    Deferred income taxes                      6,750         8,342
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (13,349)      (12,596)
        Inventories and other current
          assets                              (4,611)       (6,072)
        Accounts payable and
          accrued liabilities                 (5,263)       (1,765)
    Equity income, net of dividends
      received                                (1,260)       (2,054)
    Gain of sale of surplus property             -          (1,500)
    Other, net                                (2,442)          522
                                             --------       --------
Net cash provided by operating
  activities                                  24,384        24,907


Cash Flows from Investing Activities:

Capital expenditures                         (30,379)      (31,571)
Proceeds from sales of assets                    222         2,539
Advances to equity investees                  (4,000)          -
                                             --------      --------
Net cash used by investing
  activities                                 (34,157)      (29,032)

Cash Flows from Financing Activities:

Proceeds from exercise of warrants             3,014            70
Purchase of warrants                          (1,260)          -
Purchase of treasury stock                   (31,762)       (2,765)
Dividends paid                                (1,996)       (1,063)
Proceeds from exercise of options                 23           134
                                            --------       --------
Net cash used by financing activities        (31,981)       (3,624)
                                            --------       --------
Net decrease in cash and cash
  equivalents                                (41,754)        (7,749)

Cash and cash equivalents, beginning of
  period                                     120,161       154,080
                                            --------      --------
Cash and cash equivalents, end of period   $  78,407     $ 146,331
                                            ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998.

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


Note 2 - Common Stock

In February and May 1999, the Board of Directors declared $0.05 dividends per common share, which were paid on March 15, 1999 and June 15, 1999 to shareholders of record as of March 1, 1999 and June 1, 1999. During the six months ended June 30, 1999, the Company purchased 1,032,410 shares of its common stock and 28,007 of its warrants for $34,543,000. Some of these transactions were settled early in the third quarter and therefore, are not included in the accompanying statement of cash flows. In addition, in July 1999, the Company purchased 128,600 shares of its stock and 4,000 of its warrants for $5,121,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the six months ended June 30, 1999 and 1998 was $1,859,000 and $1,838,000, respectively. Income taxes paid during the six months ended June 30, 1999 and 1998 were $7,057,000 and $2,345,000, respectively.


Note 4 - Interest

Interest expense of $945,000, $1,890,000, $945,000, and $1,890,000 has been accrued for three and six months ended June 30, 1999 and 1998. Interest capitalized during the three and six months ended June 30, 1999 and 1998 was $403,000, $621,000, $540,000 and $738,000, respectively.



Note 5 - Earnings Per Share

Basic earnings per common share for the three and six months ended June 30, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended June 30, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                             For the Three Months      For the Six Months
                                 Ended June 30,          Ended June 30,

                               1999        1998         1999          1998

Weighted average
  common  shares            19,563,056   21,420,780   19,864,995   21,426,454
Effect of dilutive
  securities:
     Warrants                4,233,532    5,923,629    4,272,535    5,711,085
     Options to purchase       216,645      227,759      215,344      222,268
       common stock          ---------    ---------    ---------    ---------
Adjusted weighted
  average common shares     24,013,233   27,572,168   24,352,874   27,359,807
                            ==========   ==========   ==========   ==========

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

The Clean Air Act provides for a uniform federal regulatory scheme governing the control of air pollutant emissions and permit requirements. In addition, certain states in which the Company operates have enacted laws and regulations governing the emission of air pollutants and requiring permits for sources of air pollutants. The Company is required to apply for federal operating permits for each of its cement manufacturing facilities. All of these applications have been made. As part of the permitting process, the Company may be required to install equipment to monitor emissions of air pollutants from its facilities. In addition, the United States Environmental Protection Agency ("EPA") is required to develop regulations directed at reducing emissions of toxic air pollutants from a variety of industrial sources, including the portland cement manufacturing industry. As part of this process, the EPA has announced maximum available control technology ("MACT") standards for cement manufacturing facilities (like Lone Star's Greencastle and Cape Girardeau plants) that burn hazardous waste fuels ("HWF") and other MACT standards for facilities burning fossil fuels. These MACT standards will be implemented over a three-year period. The Company currently anticipates that it will be able to achieve these MACT standards. The EPA has also promulgated under the Clean Air Act new standards for small particulate matter and ozone emissions, and related testing will be carried out over the next several years. Depending on the result of this testing, additional regulatory burdens could be imposed on the cement industry by states not in compliance with the regulations. The EPA has promulgated (but a court has stayed) new regulations to reduce nitrogen oxide emissions substantially over the next eight years. These rules, if implemented, would affect 22 states including three in which the Company has cement plants: Indiana, Illinois and Missouri. Depending on state implementation, this emissions reduction could adversely affect the cement industry in these states.

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

The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status, which recertification will be required again after the Company's expansion of the Greencastle plant in the Year 2000. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While the Company believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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










ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Company believes that cash and marketable securities on hand of $78.4 million and funds generated by operations will be adequate to cover current working capital and capital expenditure needs.

     The Company's financing agreement and the revolving credit facility contain certain restrictive covenants which, among other things, could have the effect of limiting the payment of dividends and the repurchase of common stock and warrants. Approximately $37.9 million is currently available for such payments under the most restrictive of such covenants.

     During 1999, the Company purchased 1,161,000 shares of its stock and 32,000 warrants at a cost of $39.7 million. Some of these transactions were settled early in the third quarter and therefore, are not included in the statement of cash flows. The 1999 purchases include 128,600 shares of stock and 4,000 warrants purchased in July 1999 at a cost of $5.1 million. Since the inception of its repurchase program in July 1995, the Company has purchased a total of 7,705,100 shares and 211,400 warrants at a cost of $200.0 million. The Company is currently authorized to purchase an additional $10.6 million of common stock and warrants.

     Cash flows from operating activities of $24.4 million for the six months ended June 30, 1999 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first six months reduced cash taxes otherwise payable by $6.8 million.

     During the six months ended June 30, 1999, investing activities used $34.2 million, primarily representing $30.4 million for capital expenditures and a $4.0 million advance to Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

     Net cash outflows from financing activities of $32.0 million for the six months ended June 30, 1999 primarily reflect $33.0 million for the purchase of common stock and warrants and $2.0 million for dividends. These payments were partially offset by proceeds of $3.0 million from the exercise of warrants.

     Working capital on June 30, 1999 was $121.9 million as compared to $143.4 million on December 31, 1998. Current assets decreased $23.9 million primarily due to lower short-term investments, offset by higher inventory and accounts and notes receivable balances. Current liabilities decreased $2.5 million primarily due to a decrease in accounts payables and accrued liabilities, offset by higher income taxes.

     The $6.8 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first six months of 1999. Investments in joint ventures increased $5.3 million primarily due to a $4.0 million advance to Kosmos Cement Company. Net property, plant and equipment increased $18.4 million reflecting capital expenditures, partly offset by depreciation expense.

     In February and May 1999, the Company's Board of Directors declared $0.05 per share dividends which were paid on March 15, 1999 and June 15, 1999 to shareholders of record as of March 1, 1999 and June 1, 1999. Total dividends paid during the first six months of 1999 were $2.0 million.

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

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first six months of 1999 did not have a material effect on the financial condition or cash flows of the Company.


Year 2000

     The Company has conducted a company-wide assessment of its computer systems and operations to identify computer hardware, software and process control systems that are not Year 2000 compliant. The Company expects that the identification and repair of any problems will be successfully completed during 1999. The Company's goal is to have its remediated and replaced systems operational during the third quarter of 1999 to allow time for testing and verification. In particular, the Company has performed tests of its cement plants' operations during their normal maintenance shutdowns in the first half of 1999. All issues that may result in loss of plant production have been identified and resolved by the Company. Expenses incurred to date have not been material, and the Year 2000 issue has had no known effect on the Company to date. Future costs are not expected to be material. Since 1990, the Company has been replacing and upgrading its corporate and plant computer systems, including its maintenance tracking system, sales order entry system, treasury system and other financial programs. The Company has replaced all employee desktop computer systems within the past several years. Such improvements have been made in the normal course of business. Vendors have assured the Company that all of these recently purchased machines and software programs are Year 2000 compliant.

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

     The Company is in the process of developing a contingency plan that would be designed to mitigate, in part, the impact on its business of certain Year 2000 problems. This plan, however, can not cover all eventualities, such as a power outage. The Company expects this plan to be in place by the end of 1999.

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



Results of Operations

     Consolidated net sales of $102.1 million and $168.7 million during the three and six months ended June 30, 1999 were $4.4 million and $13.2 million, respectively, higher than the comparable prior-year results. Cement shipments for the current quarter and six-month periods were approximately 5% and 9%, respectively, above the prior-year levels reflecting continued strong demand in most markets. Average net realized selling prices for portland cement products were approximately 1% higher for both periods in 1999 as compared to comparable 1998 periods. Average net realized selling prices for slag cement products were 2% higher in both 1999 periods as compared to 1998.

     Gross profit from the Company's cement and ready-mixed concrete operations of $37.6 million and $56.7 million for the three and six months ended June 30, 1999 were $1.2 million and $6.6 million, respectively, higher than the comparable 1998 periods. The increase in gross profit reflects higher overall shipments, higher average net realized cement selling prices and greater cement production for the three and six months ended June 30, 1999.

     Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales
(which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

     The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

     Pre-tax income from joint ventures of $2.7 million and $3.5 million during the three and six months ended June 30, 1999 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three and six months ended June 30, 1999 were $0.4 million and $0.5 million, respectively, higher than the comparable prior-year periods. The increase is primarily due to higher shipments for both 1999 periods.

     Other income of $1.2 million and $3.5 million during the three and six months ended June 30, 1999 decreased $0.7 million and $2.3 million, respectively, from the comparable 1998 periods. For both 1999 periods, the decrease is primarily due to less interest income reflecting lower short-term investment balances. In addition, other income for the first six months of 1998 included a gain of $1.5 million on the sale of a surplus parcel of real estate.

     Interest expense of $0.5 million and $1.3 million during the three and six months ended June 30, 1999 were comparable with the prior-year period expense. Capitalized interest was $0.4 million and $0.6 million for the three and six months ended June 30, 1999 and $0.5 million and $0.7 million for the comparable prior-year periods.

     The income tax expense of $11.7 million and $16.6 million during the three and six months ended June 30, 1999 increased $0.2 million and $1.6 million, respectively, over the prior-year expense, due to higher pre-tax earnings in both 1999 periods.

     Net income of $22.9 million during the second quarter of 1999 was $0.5 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the second quarter of 1999 were $1.17 and $0.95, respectively, compared to $1.05 and $0.81, respectively, for 1998. This improvement is primarily due to higher results for the cement operations reflecting higher average selling prices and increased shipments. These favorable results were partly offset by higher income tax expense due to higher pre-tax earnings and by lower interest income.

     Net income of $32.5 million during the first six months of 1999 was $3.1 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first six months of 1999 were $1.64 and $1.34, respectively, compared to $1.38 and $1.08, respectively, for 1998. This improvement is primarily due to higher results for the cement operations reflecting higher average selling prices and increased shipments. These favorable results were partly offset by higher income tax expense due to higher pre-tax earnings, lower interest income and a gain on the sale of a parcel of real estate in 1998.






                     PART II.  OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders of the Company was held on May 13, 1999.

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

          1.  For the election of directors of the Company:

              Theodore F. Brophy   For:          18,246,459
                                   Withheld:        378,858

              Robert G. Schwartz   For:          18,247,007
                                   Withheld:        378,310

              Jack R. Wentworth    For:          18,246,625
                                   Withheld:        378,692

          2.   For the approval of an amendment to theCompany
Certificate of Incorporation increasing authorized Common Stock from 50,000,000 to 75,000,000:
                                   For:          16,653,361
                                   Against:       1,958,331
                                   Abstain and
                                   Broker Non-Votes: 13,625

          3. For the ratification of the appointment of PricewaterhouseCoopers LLP as auditors of the Company for the year 1999:


                                   For:          18,605,955
                                   Against:           5,918
                                   Abstain and
                                   Broker Non-Votes: 13,444


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Index of Exhibits:

                 27.  Financial Data Schedule.

            (b)  Reports on Form 8-K

                 Form 8-K, May 13, 1999 - Item 5 - Other Events.






                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LONE STAR INDUSTRIES, INC.



Date: July 30, 1999              By:  WILLIAM E. ROBERTS
                                      William E. Roberts
                                     Vice President, Chief
                                      Financial Officer,
                                   Controller and Treasurer



Date: July 30, 1999              By:    JAMES W. LANGHAM
                                        James W. Langham
                                     Vice President, General
                                      Counsel and Secretary