Form 10-Q
period 1999-09-30
LONE STAR INDUSTRIES INC
filed 1999-11-12
CIK 60195

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number 1-06124

                      LONE STAR INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

         DELAWARE                         No. 13-0982660
 (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)  Identification No.)

 300 First Stamford Place, P. O. Box 120014, Stamford, CT
06912-0014
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   203-
969-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X             No



The number of shares outstanding of each of the registrant's classes of common stock as of October 29, 1999:

       Common Stock, par value $.01 per share - 19,428,167 shares





                         TABLE OF CONTENTS



                                                                  PAGE


PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Statements of Operations - For the
              Three and Nine Months Ended September 30, 1999 and
              1998 (Unaudited)......................................3

           Consolidated Statements of Retained Earnings -
              For the Three and Nine Months Ended September 30, 1999
              and 1998 (Unaudited)..................................4

           Consolidated Balance Sheets - September 30, 1999
              (Unaudited) and December 31, 1998.....................5

           Consolidated Statements of Cash Flows - For the
              Nine Months Ended September 30, 1999 and 1998
              (Unaudited)...........................................6

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

PART II.   OTHER INFORMATION.......................................18

SIGNATURES.........................................................19





PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        LONE STAR INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (In Thousands Except Per Share Amounts)

                             For the Three Months      For the Nine Months
                              Ended September 30,       Ended September 30,
                              1999        1998          1999       1998

Revenues:

 Net sales                  $112,875   $ 104,010      $281,604     $259,506
 Joint venture income          2,944       2,889         6,454        5,943
 Other income, net             3,025       3,494         6,476        9,199
                            --------    --------      --------     --------
                             118,844     110,393       294,534      274,648
                            --------    --------      --------      --------
Deductions from revenues:
 Cost of sales                61,747      55,040       161,909       150,038
 Selling, general and
  administrative expenses      5,589       5,890        18,720        18,950
 Depreciation and depletion    6,193       5,489        18,227        16,046
 Interest expense                291         578         1,560         1,730
                            --------    --------      --------      --------
                              73,820      66,997       200,416       186,764
                            --------    --------      --------      --------
Income before income
 taxes                        45,024      43,396        94,118        87,884
 Provision for income taxes  (15,196)    (14,646)      (31,765)      (29,661)
                            --------    --------      --------      --------
Net income applicable
 to common stock            $ 29,828    $ 28,750      $ 62,353      $ 58,223
                            ========    ========      ========      ========
Weighted average common
 shares outstanding:
    Basic                     19,331      20,748        19,687        21,200
                            ========    ========      ========      ========
    Diluted                   23,891      26,567        24,210        27,096
                            ========    ========      ========      ========
Earnings per common share:
    Basic                   $   1.54   $   1.39      $   3.17      $   2.75
                            ========    ========      ========      ========
    Diluted                 $   1.25   $   1.08      $   2.58      $   2.15
                            ========    ========      ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















                      LONE STAR INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
                           (In Thousands)


                              For the Three Months       For the Nine Months
                               Ended September 30,       Ended September 30,
                               1999          1998         1999          1998

Retained earnings, beginning
 of period                  $ 283,200    $ 206,854    $ 252,671     $ 178,444

Net income                     29,828       28,750       62,353        58,223
Dividends                        (964)        (507)      (2,960)       (1,570)
                             ---------    ---------    ---------     ---------

Retained earnings, end of
 period                     $ 312,064    $ 235,097   $  312,064     $ 235,097
                             =========    =========    =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
































                          LONE STAR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                              September 30,   December 31,
                                                    1999           1998
                                                (Unaudited)

Assets:
 Current assets:
   Cash including cash equivalents of $94,164
    and $119,896                                   $  97,545       $ 120,161
   Accounts and notes receivable, net                 45,331          32,164
   Inventories:
      Finished goods                                  14,256          15,228
      Work in process and raw materials                6,405           6,657
      Supplies and fuel                               25,088          23,848
                                                     --------        --------
                                                      45,749          45,733

   Deferred tax asset                                  4,052           4,052
   Other current assets                                4,667           3,736
                                                    --------        --------
      Total current assets                           197,344         205,846

 Joint ventures                                       28,221          21,517

 Property, plant and equipment                       467,109         418,484
 Less accumulated depreciation and depletion         107,338          89,821
                                                    --------        --------
                                                     359,771         328,663

 Deferred tax asset                                    8,652          21,593
 Other assets and deferred charges                    13,479          10,895
                                                    --------        --------

      Total assets                                  $607,467        $588,514
                                                    ========        ========
Liabilities and Shareholders' Equity:
 Current liabilities:
   Accounts payable                                 $ 13,351       $  16,087
   Accrued liabilities                                41,565          44,281
   Other current liabilities                           5,659           2,086
                                                     --------        --------

      Total current liabilities                       60,575          62,454

Senior notes payable                                  50,000          50,000
Postretirement benefits other than pensions          121,969         123,428
Other liabilities                                     26,484          28,316
Contingencies (See notes 6 and 7)
                                                     --------        --------


      Total liabilities                              259,028         264,198
                                                    --------        --------
Shareholders' Equity:
 Common stock                                         26,155          25,692
 Warrants to purchase common stock                    10,764          11,792
 Additional paid-in capital                          174,657         171,276
 Retained earnings                                   312,064         252,671
 Treasury stock, at cost                            (175,201)       (137,115)
                                                    --------        --------
      Total shareholders' equity                     348,439         324,316

      Total liabilities and shareholders'           --------        --------
       equity                                       $607,467        $588,514
                                                    ========        ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

































                    LONE STAR INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (In Thousands)

                                               For the Nine Months
                                                Ended September 30,
                                               1999          1998

Cash Flows from Operating Activities:

Net income                                 $  62,353     $  58,223
Adjustments to arrive at net cash
 provided by operating activities:
    Depreciation and depletion                18,227        16,046
    Deferred income taxes                     12,941        12,084
    Changes in operating assets and
      liabilities:
        Accounts and notes receivable        (13,214)      (13,332)
        Inventories and other current
          assets                              (1,050)       (2,556)
        Accounts payable and
          accrued liabilities                 (3,899)       (3,795)
    Equity income, net of dividends
      received                                (1,454)       (1,943)
    Gain of sale of surplus property             -          (3,300)
    Other, net                                (4,078)         (459)
                                             --------       --------
Net cash provided by operating
  activities                                  69,826        60,968


Cash Flows from Investing Activities:

Capital expenditures                         (49,305)      (39,977)
Proceeds from sales of assets                    370         4,445
Advances to equity investees                  (5,250)          -
                                             --------      --------
Net cash used by investing
  activities                                 (54,185)      (35,532)

Cash Flows from Financing Activities:

Proceeds from exercise of warrants             4,344         4,853
Purchase of warrants                          (1,486)       (2,242)
Purchase of treasury stock                   (38,178)      (67,597)
Dividends paid                                (2,960)       (1,570)
Proceeds from exercise of options                 23           147
                                            --------       --------
Net cash used by financing activities        (38,257)      (66,409)
                                            --------       --------
Net decrease in cash and cash
  equivalents                                (22,616)      (40,973)

Cash and cash equivalents, beginning of
  period                                     120,161       154,080
                                            --------      --------
Cash and cash equivalents, end of period   $  97,545     $ 113,107
                                            ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.






           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998.

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


Note 2 - Common Stock

In February, May 1999,and August 1999, the Board of Directors declared $0.05 dividends per common share, which were paid on March 15, 1999, June 15, 1999, and September 15, 1999 to shareholders of record as of March 1, 1999, June 1, 1999, and September 1, 1999. During the nine months ended September 30, 1999, the Company purchased 1,161,010 shares of its common stock and 32,007 of its warrants for $39,664,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 1999 and 1998 was $3,781,000 and $3,734,000, respectively. Income taxes paid during the nine months ended September 30, 1999 and 1998 were $15,598,000 and $15,221,000, respectively.


Note 4 - Interest

Interest expense of $945,000, $2,835,000, $945,000, and $12,835,000 has been accrued for three and nine months ended September 30, 1999 and 1998. Interest capitalized during the three and nine months ended September 30, 1999 and 1998 was $654,000, $1,275,000, $367,000 and $1,105,000, respectively.


Note 5 - Earnings Per Share

Basic earnings per common share for the three and nine months ended September 30, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                              For the Three Months     For the Nine Months
                              Ended September 30,      Ended September 30,
                               1999         1998       1999        1998

Weighted average
   common  shares         19,331,790   20,748,298    19,687,260   21,200,402
Effect of dilutive
 securities:
     Warrants              4,333,239    5,601,663     4,303,977    5,675,324
     Options to purchase
       common stock          226,129      216,767       218,990      220,442
Adjusted weighted
  average common shares   23,891,158   26,566,728    24,210,227   27,096,168

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

The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. However, the EPA has recently proposed regulations imposing controls on the management, handling and disposal of cement kiln dust ("CKD"), a by-product of cement manufacturing. These rules are currently being reviewed by the Company and are expected to be implemented over a three-year period following promulgation. The types of controls include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

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


Note 8 - Subsequent Event

On October 6, 1999, Dyckerhoff Aktiengesellschaft, a corporation formed under the laws of the Federal Republic of Germany ("Parent"), closed its previously announced tender offer (the "Offer") for (i) all of the issued and outstanding shares of common stock, par value $1.00 per share (the "Shares"), of the Company, together with the associated rights to purchase common stock (the "Rights") issued pursuant to the Rights Agreement, dated as of November 10, 1994 between the Company and Chemical Bank, as Rights Agent, for $50.00 per Share in cash, and (ii) all of the outstanding common stock purchase warrants (the "Warrants"), each representing the right to purchase two Shares, issued pursuant to the Warrant Agreement, dated as of April 13, 1994 between the Company and Chemical Bank, as Warrant Agent (the "Warrant Agreement"), for $81.25 per Warrant in cash. The Offer was made pursuant to an Agreement and Plan of Merger, dated as of September 2, 1999, among Parent, Level Acquisition Corp., a Delaware corporation ("Purchaser") and the Company (the "Merger Agreement").

On October 8, 1999, pursuant to the Merger Agreement, Purchaser merged with and into the Company with the Company surviving as an indirect wholly owned subsidiary of Parent (the "Merger"). The approval of the holders of the Shares was not required to effect the Merger pursuant to the applicable provisions of the Delaware General Corporation Law. The Shares issued and outstanding immediately prior to the effective time of the Merger (other than Shares held in the treasury of the Company or owned by any of its subsidiaries or owned by Purchaser) were converted, subject to any appraisal rights, into the right to receive $50.00 per Share in cash, without interest thereon. According to Purchaser's Schedule 13D filed October 12, 1999, upon the effective time of the Merger, Parent owned 100% of the Shares and approximately 98.9% of the Warrants. The Warrants issued and outstanding immediately prior to the effective time of the Merger and not tendered pursuant to the Offer will remain outstanding.

In connection with the Offer, Parent and Purchaser borrowed approximately $1.2 billion pursuant to a term loan facility's credit agreement with banks, of which pursuant to the merger, $910,000,000 became the obligation of the Company. A portion of the Company's borrowing has been refinanced by the Company's issuance of EUR300,000,000 5.875% Bearer Bonds due in November 2004. In order to avoid the foreign currency risk, the Company has entered into a cross currency swap fixing the Euro debt in the amount of $320,550,000, with an average U.S. dollar interest rate of 7.83733% for 5 years.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition

    In September 1999, the Company entered into a merger agreement with Dyckerhoff AG ("Dyckerhoff"). This agreement provided for the acquisition of the Company by Dyckerhoff and was completed in October 1999. Under the agreement, Dyckerhoff completed an all-cash tender offer for all of the Company's outstanding common stock at a price of $50 per share and all outstanding warrants at a price of $81.25 per warrant. The total purchase price will be approximately $1.2 billion, including debt assumed (See Note 8).

    As of September 30, 1999, the Company had cash and marketable securities on hand of $97.5 million. Due to the acquisition by Dyckerhoff in October, the Company's $50.0 million of 7.31% senior notes became due. On November 3, 1999, the Company paid these senior notes at par plus $1.9 million relating to a prepayment penalty amount and accrued interest. The Company believes that funds generated by operations and advances from Dyckerhoff will be adequate to cover current working capital and capital expenditure needs.

    During 1999, the Company purchased 1,161,000 shares of its stock and 32,000 warrants at a cost of $39.7 million. The 1999 purchases include 128,600 shares of stock and 4,000 warrants purchased during the third quarter at a cost of $5.1 million. Since the inception of its repurchase program in July 1995, the Company has purchased a total of 7,705,100 shares and 211,400 warrants at a cost of $200.0 million.

    Cash flows from operating activities of $69.8 million for the nine months ended September 30, 1999 primarily reflect income from operations and changes in working capital. The utilization of net operating loss carryforwards and other deferred tax assets during the first nine months reduced cash taxes otherwise payable by $12.9 million.

    During the nine months ended September 30, 1999, investing activities used $54.2 million, primarily representing $49.3 million for capital expenditures and a $5.3 million advance to Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

    Net cash outflows from financing activities of $38.3 million for the nine months ended September 30, 1999 primarily reflect $39.7 million for the purchase of common stock and warrants and $3.0 million for dividends. These payments were partially offset by proceeds of $4.3 million from the exercise of warrants.

    Working capital on September 30, 1999 was $137.1 million as compared to $143.4 million on December 31, 1998. Current assets decreased $8.5 million primarily due to lower short-term investments, offset by higher accounts and notes receivable balances. Current liabilities decreased $2.2 million primarily due to a decrease in accounts payables and accrued liabilities, offset by higher income taxes payable.

    The $12.9 million decrease in the Company's long-term deferred tax asset is due to the utilization of a portion of the tax assets during the first nine months of 1999. Investments in joint ventures increased $6.7 million primarily due to a $5.3 million advance to Kosmos Cement Company. Net property, plant and equipment increased $31.1 million reflecting capital expenditures, partly offset by depreciation expense.

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

    The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first nine months of 1999 did not have a material effect on the financial condition or cash flows of the Company.


Year 2000

    The Company has conducted a company-wide assessment of its computer systems and operations to identify computer hardware, software and process control systems that are not Year 2000 compliant. The Company believes that all issues that may result in loss of plant production have been identified and resolved by the Company. Expenses incurred to date have not been material, and the Year 2000 issue has had no known effect on the Company to date. Future costs are not expected to be material. Since 1990, the Company has been replacing and upgrading its corporate and plant computer systems, including its maintenance management system, sales order entry system, treasury system and other financial programs. The Company has replaced all employee desktop computer systems within the past several years. Such improvements have been made in the normal course of business. Vendors have assured the Company that all of these recently purchased machines and software programs are Year 2000 compliant.

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

    If the Company's efforts in respect of Year 2000 problems in its critical operations ultimately prove unsuccessful, or if it is affected by the inability of suppliers or customers to continue operations due to such a problem, the results of operations or financial condition could be materially impacted. In the event of the failure to correct all compliance issues related to manufacturing control systems, the plants have the ability, in many instances, to continue operations mechanically, rather than electronically. However, operations at a plant would shut down if that plant's main control center failed or if power suppliers failed to deliver electricity due to a Year 2000 problem. Failure of other major third parties, such as coal and gas suppliers and railroads, to correct Year 2000 problems could also affect the Company's business.

    The Company has developed a summary contingency plan designed to mitigate, in part, the impact on its business of certain Year
2000 problems. This plan, however, can not cover all eventualities, such as a power outage. The Company expects this plan to be in place by the end of 1999.

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



Results of Operations

    Consolidated net sales of $112.9 million and $281.6 million during the three and nine months ended September 30, 1999 were $8.9 million and $22.1 million, respectively, higher than the comparable prior-year results. Portland cement shipments for the current quarter and nine-month periods were approximately 8% and 7%, respectively, above the prior-year levels reflecting continued strong demand in most markets. Average net realized selling prices for portland cement products for the third quarter of 1999 were consistent with the comparable prior-year period third and approximately 1% higher for the nine months ended September 30, 1999 as compared to 1998.

    Gross profit from the Company's cement and ready-mixed concrete operations of $45.0 million and $101.7 million for the three and nine months ended September 30, 1999 were $1.5 million and $8.1 million, respectively, higher than the comparable 1998 periods.
The increase in gross profit reflects higher overall shipments and greater cement production for the three and nine months ended September 30, 1999.

    Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

    The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

    Pre-tax income from joint ventures of $2.9 million and $6.5 million during the three and nine months ended September 30, 1999 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three and nine months ended September 30, 1999 were $0.1 million and $0.5 million, respectively, higher than the comparable prior-year periods. The increase is primarily due to higher shipments for both 1999 periods.

    Other income of $3.0 million and $6.5 million during the three and nine months ended September 30, 1999 decreased $0.5 million and $2.7 million, respectively, from the comparable 1998 periods. For both 1999 periods, the decrease is primarily due to less interest income reflecting lower short-term investment balances. During the third quarter 1999, the Company received $1.4 million for a bond assessment rebate on a parcel of real estate. In addition, other income for the first nine months of 1998 included a gain of $3.3 million, $1.8 million of which was received during the third quarter, on the sale of surplus parcels of real estate.

    Interest expense of $0.3 million and $1.6 million during the three and nine months ended September 30, 1999 were $0.3 million and $0.2 million, respectively, lower than the prior-year period expense. Capitalized interest was $0.7 million and $1.3 million for the three and nine months ended September 30, 1999 and $0.4 million and $1.1 million for the comparable prior-year periods.

    The income tax expense of $15.2 million and $31.8 million during the three and nine months ended September 30, 1999 increased $0.6 million and $2.1 million, respectively, over the prior-year expense due to higher pre-tax earnings in both 1999 periods.

    Net income of $29.8 million during the third quarter of 1999 was $1.1 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the third quarter of 1999 were $1.54 and $1.25, respectively, compared to $1.39 and $1.08, respectively, for 1998. This improvement is primarily due to higher results for the cement operations reflecting higher average selling prices and increased shipments for portland cement products and lower shares outstanding. These favorable results were partly offset by higher cost of sales, higher income tax expense due to higher pre-tax earnings and lower other income.

    Net income of $62.4 million during the first nine months of 1999 was $4.1 million higher than the prior-year results. On a per share basis, basic and diluted earnings for the first nine months of 1999 were $3.17 and $2.58, respectively, compared to $2.75 and $2.15, respectively, for 1998. This improvement is primarily due to higher results for the cement operations reflecting higher average selling prices and increased shipments for portland cement products and lower shares outstanding. These favorable results were partly offset by higher cost of sales, higher income tax expense due to higher pre-tax earnings and lower other income.




PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the cash-out merger of the remaining shares of Common Stock of the Company on October
8, 1999 as a result of the acquisition of the Company by Dyckerhoff AG as described in the Form 8-K filed by the Company on October 12, 1999, the Company's By-laws and
Certificate of Incorporation were amended. These documents are filed herewith as Exhibits 3.1 and 3.2, respectively.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Index of Exhibits:

            3.1  Restated Certificate of Incorporation of
 Lone Star Industries, Inc.

            3.2  Bylaws of Lone Star Industries, Inc.

            27.  Financial Data Schedule.

     (b)    Reports on Form 8-K:

            Form 8-K, October 12, 1999 - Item 1 - Change in
Control of Registrant




















                        SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LONE STAR INDUSTRIES, INC.



Date: November 12, 1999 By:        WILLIAM E. ROBERTS
                                   William E. Roberts
                                  Vice President, Chief
                                    Financial Officer,
                                 Controller and Treasurer



Date: November 12, 1999 By:        JAMES W. LANGHAM
                                   James W. Langham
                                 Vice President, General
                                  Counsel and Secretary