Form 10-K405
period 1999-12-31
LONE STAR INDUSTRIES INC
filed 2000-03-28
CIK 60195

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1999
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(B) of the Act:  None

 Securities registered pursuant to Section 12(G) of the Act:
                                    Common Stock, par value $1.00 per share
                                    Common Stock Purchase Rights
                                    Common Stock Purchase Warrants

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2000: approximately $489,800.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2000: Common Stock, par value $.01 per share, -- 18,339,061 shares.



                               TABLE OF CONTENTS
                                                                          Page
                                    PART I
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  7
Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . 7
                                    PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters. . . . . . .. . . . . . . . . . . . . . . .   8
Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . .  9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . 10
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk. . .  16
Item 8.    Consolidated Financial Statements and Supplementary Data. . . .  17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  45
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant. . . . . . .  45
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . .  46
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  48
Item 13.   Certain Relationships and Related Transactions. . . . . . . . .  48
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K. .49



                                     PART I

ITEM 1.  BUSINESS.

The Company

     Lone Star is a cement and ready-mixed concrete company with operations in the midwestern and southern United States. Lone Star's cement operations consist of five portland cement plants in the Midwest and Southwest, a slag cement grinding facility in New Orleans and a 25% interest in Kosmos Cement Company, a partnership which owns and operates one portland cement plant in Kentucky and one in Pennsylvania ("Kosmos"). The Company's five wholly-owned portland cement plants produced approximately 4.3 million tons of cement during 1999, which approximates the rated capacity of the plants. In addition, the Company's New Orleans facility produced 0.4 million tons of slag cement during 1999. The Company's ready-mixed concrete business owns or leases and operates several facilities in the Memphis, Tennessee area. In 1999, the Company had net sales of approximately $374.2 million.

     Lone Star Industries, Inc. was incorporated in 1919. In early 1994, the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code. In October 1999, it was acquired through a tender offer and subsequent cash out merger (the "Acquisition") by a subsidiary of Dyckerhoff AG, a corporation formed under the laws of the Federal Republic of Germany.
A number of the Company's warrants to purchase Common Stock remained outstanding after the acquisition, although neither the warrants nor the Common Stock into which they are exercisable have any trading market, and no such market is expected to develop.

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

     Whether a wet, dry or semi-dry method is utilized, the manufacture of cement is energy intensive. Energy cost, and in particular coal, varies on a regional basis due in large part to transportation costs. In addition, the low value-to-weight ratio of cement and its constituent raw materials results in relatively high transportation costs, creating a largely regional business. As a result, proximity to sources of fuel and raw materials, as well as markets, are important aspects in the profitability of a cement plant. While subject to fluctuation and interruption resulting from adverse weather and other factors, distribution by water is generally the least expensive method of transporting cement.

     Lone Star's cement operations consist principally of the production of Type I portland cement at the Company's five owned cement plants and the distribution of that cement through the Company's 16 owned or leased distribution terminals. Other products manufactured at certain of these plants include Type III portland cement, which is a high early strength cement required in certain applications, and specialty cements, such as masonry and oil well cement. Slag cement, a by-product of iron blast furnaces that may be utilized in certain instances in lieu of portland cement, is ground and distributed from the Company's New Orleans facility. The Company also purchases cement from both domestic and international sources for domestic resale. In addition, Lone Star owns a 25% interest in Kosmos, which owns and operates one cement plant in Kentucky and one in Pennsylvania.

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


                          Tons Of
                          Rated
                          Annual
                          Cement
Plant Location           Capacity    Process      Fuel  Principal Market Area
                      (In Thousands)
Portland Cement
Cape Girardeau, Missouri. 1,300   Dry/Precalciner Coal-    E. Missouri;
                                                  Waste-   Central
                                                  Tires    and N.E. Arkansas;
                                                           Mississippi; S.
                                                           Louisiana; N.
                                                           Alabama;
                                                           Tennessee;
                                                           N.W. Kentucky;
                                                           S.W. Illinois
Greencastle, Indiana        750*  Wet*            Coal-    Indianapolis and
                                                  Waste    other areas of
                                                           Indiana; S.E.
                                                           Illinois; N.
                                                           Central
                                                           Kentucky
Pryor, Oklahoma             725   Dry             Coal-    Arkansas;
                                                  Coke-    Oklahoma; Dallas,
                                                  Natural  Texas; Kansas; W.
                                                  Gas  W.  Missouri
Oglesby, Illinois.          600   Dry             Coal-    Chicago and
                                                  Coke-    other areas of
                                                  Tires    Northern and
                                                           Central Illinois;
                                                           S.Wisconsin
Maryneal, Texas             520   Dry/Preheater   Coal-    W. Texas;
                                                  Coke-    Dallas,
                                                  Natural  Texas;
                                                  Gas      Eastern New
                                                           Mexico
Kosmos Cement Company
 Kosmosdale, Kentucky     875** Dry/Preheater     Coal-    Kentucky;
                                                  Oil      S. Indiana;
                                                           S. Ohio;
                                                           W. Virginia
 Pittsburgh, Pennsylvania. 400  Wet               Coal     W. Pennsylvania;
                                                           W. Virginia;
                                                           E. Ohio
Slag Cement
New Orleans, Louisiana.   600  Grinding          Natural   S. Alabama;
                               Facility          Gas       S.W. Georgia;
                                                           Louisiana;
                                                           Mississippi;
                                                           Dallas and
                                                           Houston, Texas;
                                                           Florida Panhandle
-----------------
* Capital projects have been announced to increase the rated production capacity of this plant by 600,000 short tons to 1.35 million short tons. Upon completion of this project, the plant will convert to a semi-dry manufacturing technology.

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

     Greencastle Complex. Lone Star's Greencastle plant is located approximately 40 miles southwest of Indianapolis, Indiana and is the nearest cement plant to this market, providing a freight cost advantage. Product is transported by truck to Indianapolis and by truck or rail to other markets. A portion of the Greencastle plant's production is a high quality Type III portland cement which commands a premium price relative to Type I portland cement, the Company's primary product. The Company has announced a planned 600,000 short ton rated annual production capacity increase at this plant which will convert to a semi-dry manufacturing technology. This project is expected to come on line in the first half of 2000 and is expected to cost approximately $75.0 million, $30.4 million of which was spent in 1999. The Greencastle complex has distribution terminals located in Fort Wayne and Elkhart, Indiana; and has a warehousing and distribution arrangement in Itasca, Illinois.

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

     New Orleans Facility. The New Orleans facility, located on a canal off the Gulf Intercoastal Waterway, consists of a slag cement grinding and storage facility with 600,000 tons of capacity, a distribution terminal used for receiving and storing cement from the Company's Cape Girardeau and Pryor plants as well as from international sources, and a stevedoring operation which includes a transloading system for moving phosphate materials between barges and railcars. Cement is sold directly from the facility and through terminals in Atlanta, Georgia; Pensacola, Florida; Bonner Springs, Kansas; Brandon and Vicksburg, Mississippi; St. Louis, Missouri; Memphis and Nashville, Tennessee; and Dallas, Texas.

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

     The supply of cement in many areas is affected by the levels of cement imports from international sources. Factors that typically affect the level of these imports include ocean shipping rates, excess foreign capacity and access by importers to domestic distribution channels. Despite current excess foreign capacity, the Company believes that import levels, while growing in recent years, have not had a serious detrimental effect on domestic producers in large part due to anti-dumping orders that were imposed on cement imported from Mexico and Japan and a suspension agreement signed by Venezuelan exporters requiring them not to export to the United States at dumped prices. The Company believes that U.S. anti-dumping law currently provides effective remedies against unfairly priced imports, improving the condition of the U.S. cement industry. The anti-dumping orders and the suspension agreement are scheduled to remain in effect at least until later this year and may continue thereafter if petitioners prevail in "sunset reviews" currently in process before the Commerce Department and the U.S. International Trade Commission. Due to strong cement demand, as well as existing anti-dumping relief, the Company and many other cement producers have announced projects that, if implemented, could increase domestic cement production capacity substantially over the next several years through modifications to existing facilities and the construction of new plants. No assurances can be given as to the long-term effects of either increased domestic production or increased imports and, due to the regionalized nature of the industry, certain markets could be affected more than other markets.

     The Company has implemented price increases in recent years, and has announced modest cement price increases effective April 2000; however, these and future prices will be subject to the market forces described above.

     Construction spending and cement consumption are seasonal, particularly in the Company's northern markets where colder weather affects construction activity. Other adverse weather conditions such as flooding, which can interrupt production and transportation of cement, and extreme heat, which makes pouring concrete difficult, also affect the Company's operations.

Customers and Marketing; Backlog

     The Company's customer base primarily consists of ready-mixed concrete producers, prestressed and other concrete product producers, and highway construction firms. Taken as a whole, no single customer of the Company accounted for more than 10% of total sales during 1999. The Company's marketing effort is handled by local sales forces. Most purchases of the Company's products are done on a spot basis, and accordingly, order backlogs are not significant.


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

     The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status, which recertification will be required again after the Company's expansion of the Greencastle plant later this year. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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


Employees

     As of December 31, 1999, the Company had approximately 1,100 employees, of which approximately 700 are hourly paid and located at the Company's various operations. Except at certain distribution terminals and the New Orleans facility, all hourly employees are represented by labor unions. For the past several years, there have been no labor disruptions at any of the Company's facilities, and the Company believes that its relationship with its employees generally has been good.


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





ITEM 3.  LEGAL PROCEEDINGS.

     From time to time the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable. The Company does not expect the effects of such matters to be material to the financial condition of the Company. For information concerning certain environmental matters involving the Company, see "Business -- Environmental Regulation".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.



                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Since the Acquisition, the Company's common stock and related purchase rights and its warrants have not been listed on any exchange and no trading market exists nor is any such market expected to develop. The Company does not expect to pay any dividends on its equity securities. All shares of common stock of record on October 8, 1999 were converted into cash as a result of the Acquisition, and subsequent to then shares of common stock into which warrants are exercised shall not be entitled to the proceeds of the cash-out merger.

     As of March 1, 2000, the Company had approximately 14 holders of record of common stock and 1,543 holders of record of warrants.







ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein:

                Successor|
                 Company |            Predecessor Company
                 For the | For the
                  Three  |  Nine
                  Months |  Months
                  Ended  |  Ended
                 December| September    For the Years Ended December 31,
                 31, 1999| 30, 1999    1998      1997     1996      1995
                         |
(In thousands            |
 except per share        |
 amounts)                |
                   (2)   |

Net sales        $92,638 | $281,604  $347,065  $357,565  $367,673  $323,008
                         |
Net income       $12,065 | $ 62,353  $ 76,282  $ 65,413  $ 54,160  $ 35,762
                         |
Earnings Per             |
  Common Share           |
                         |
Basic             $0.66  |   $3.17      $3.68     $2.99     $2.40     $1.49
                         |
Diluted           $0.65  |   $2.58      $2.88     $2.44     $2.04     $1.40
                         |
Weighted Average Common  |
  Shares Outstanding     |
                         |
Basic            18,388  |  19,687     20,745    21,881    22,581    23,981
                         |
Diluted          18,490  |  24,210     26,516    26,857    26,493    25,483
                         |
Shares outstanding       |
 at end of               |
 period          18,333  |  19,429     20,123    21,452    21,426    22,953
                         |
Cash dividends           |
 per common              |
 share              -    |   $0.15      $0.10     $0.10     $0.10    $0.075
                         |
               Successor |
                 Company |            Predecessor Company
             December 31,|                December 31,
                  1999   |    1998       1997      1996      1995
Financial Position       |
  at End of Period:      |
Total assets  $2,011,068 | $592,114  $598,977  $562,151  $477,465
Long-term debt:          |
 Term loan               |
  borrowings(1)  170,000 |      -         -         -         -
 Euro bonds(1)  $320,550 |      -         -         -         -
 Senior notes(1      -   | $ 50,000  $ 50,000  $ 50,000  $ 78,000
 Asset proceeds          |
  notes              -   |     -          -         -    $  4,399
Common                   |
  shareholders'          |
  equity        $312,065 | $324,316  $333,634  $264,282  $159,740


(1)  See Notes 11 and 12 of Notes to Financial Statements.
(2) On October 1, 1999, the Company was acquired by an indirect wholly-owned subsidiary of Dyckerhoff AG. Results of operations since that date reflect the impact of purchase accounting adjustments to the basis of acquired assets and liabilities. Consequently, the Company's financial information presented for periods prior to October 1, 1999 is not comparable to that presented on or subsequent to October 1, 1999.




















ITEM 7 .     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.


Financial Condition

     In September 1999, the Company entered into a merger agreement with Level Acquisition Corp., an indirect, wholly-owned subsidiary of Dyckerhoff AG ("Dyckerhoff"). This agreement provided for the acquisition of the Company by Dyckerhoff and was completed in October 1999. Under the agreement, Dyckerhoff completed an all-cash tender offer for the Company's outstanding common stock at a price of $50 per share and outstanding warrants at a price of $81.25 per warrant. The total purchase price was approximately $1.2 billion, including debt assumed (See Note 2).

     As of October 1, 1999, in accordance with Accounting Principles Board opinion No. 16, "Business Combinations", the Company recorded the acquisition by the Dyckerhoff as a purchase and the Company recorded its assets and liabilities at fair value as of October 1, 1999. Accordingly, the Company's consolidated financial statements for the periods prior to October 1, 1999 are not comparable to consolidated financial statements presented on or subsequent to October 1, 1999. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the successor and predecessor companies.

     Due to the acquisition by Dyckerhoff in October, the Company's $50.0 million of 7.31% senior notes became due. On November 3, 1999, the Company paid these senior notes at par plus $1.9 million relating to a prepayment penalty amount and accrued interest. In October 1999, Dyckerhoff AG and
Level Acquisition Corp. borrowed approximately $1.2 billion for the purchase of Lone Star under a term loan facility credit agreement with banks. Pursuant to the merger, $910.0 million became the obligation of the Company, of which $170.0 million is payable in installments from 2001 through 2004. On November 8, 1999, the Company refinanced a portion of its short-term borrowings by its issuance of EUR 300.0 million 5.875% bearer
bonds due in November 2004.   In order to avoid foreign currency risk, the
Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320.6 million, with an average U.S. dollar interest rate of 7.84% for five years. The Company intends to refinance the remaining short-term bank loans prior to their due date. The Company believes that funds generated by operations and advances from Dyckerhoff will be adequate to cover current working capital and capital expenditure needs.

     During the first nine months of 1999, the Company purchased 1,161,000 shares of its stock and 32,000 warrants at a cost of $39.7 million as part of its repurchase program. Since the inception of its repurchase program in July 1995, the Company purchased a total of 7,705,100 shares and 211,400 warrants at a cost of $200.0 million. In addition, during the fourth quarter, the Company purchased 37,038 warrants at a cost of $3.0 million.

Analysis of Cash Flows and Working Capital

     The following analysis discusses the combined activity for the three months ended December 31, 1999 and the nine months ended September 30, 1999.

     Cash flows from operating activities of $102.1 million for the year ended December 31, 1999 primarily reflect income from operations and changes in working capital. The utilization in 1999 of net operating loss carryforwards and other deferred tax assets reduced cash taxes otherwise payable by $17.8 million. At December 31, 1999, the Company had net operating loss carryforwards of approximately $71.1 million and alternative minimum tax credits of $14.2 million, which are expected to reduce future cash taxes by an additional $39.1 million over time.

     During the year ended December 31, 1999, cash outflows from investing activities were $118.1 million, primarily representing $82.2 million for capital expenditures, $26.3 million for acquisition related payments and $10.0 million in advances to Kosmos.

     Net cash outflows from financing activities of $103.4 million for year ended December 31, 1999 primarily reflect the purchase of stock options for $12.1 million, the purchase of common stock and warrants for $42.7 million and $3.0 million of dividends paid. In addition, the Company repaid its $50 million of 7.31% senior notes at par plus $1.5 million relating to a prepayment penalty amount. The Company also advanced $34.0 million to Dyckerhoff AG. These outflows were offset by net cash advances of $35.5 million received from affiliated companies.

     At December 31, 1999, current liabilities exceeded current assets by $414.7 million as compared to net working capital of $143.4 million at December 31, 1998. Current assets decreased $115.5 million primarily due to lower short-term investments balances, offset partially by higher inventory balances. Current liabilities increased $442.6 million primarily due to higher short-term debt.

     The $21.6 million decrease in the Company's long-term deferred tax asset is primarily due to the utilization of a portion of the tax assets in 1999 and an $8.7 million reclass to long-term deferred tax liability. Investments in joint ventures increased $41.1 million primarily to purchase accounting adjustments of $31.8 million and $10.0 million in advances, partly offset by dividends received in excess of equity income. Net property, plant and equipment increased $1,422.9 million primarily due to purchase accounting adjustments of $1,359.0 million and capital expenditures, partly offset by depreciation.

Capital Expenditures

     In 1999, the Company invested $82.2 million in capital projects and expects to spend an additional $86.8 million in 2000. Capital expenditures in 1999 include $30.4 million related to the expansion of the Company's Greencastle, Indiana cement plant. In addition, as of the end of the year, the Company accrued $10.0 million for work completed in 1999 but paid for in 2000. The $75 million plant expansion, which will increase the plant's production capacity by 600,000 tons to 1,350,000 tons will be completed in mid-2000. In addition, the Company spent $9.8 million to increase the storage capacity of the distribution system at the New Orleans facility and approximately $2.9 million for the construction of a slag cement terminal in Northern Florida. Approximately $7.8 million was spent on the relocation of the Oglesby, Illinois quarry. This project, estimated at $18.0 million will be completed in 2000.

     Other projects completed in 1999 include a wheel loader and preheater duct replacement at the Cape Girardeau, Missouri cement plant, the construction of a highway access road at the Greencastle, Indiana cement plant, the installation of a pneumatic unloading system at the New Orleans facility, and the purchase or refurbishment of equipment such as loaders and loadout systems, haul trucks and computer equipment.

Other Information

     The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 28).

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during 1999 did not have a material effect on the financial condition or cash flows of the Company.

     During 1999, the collective bargaining agreement covering hourly-paid employees at the Company's Memphis, Tennessee distribution terminal was successfully renegotiated for a four-year term. The agreements covering hourly-paid employees at the Cape Girardeau, Missouri plant and at certain distribution terminals were scheduled to expire during the second half of 1999, but have been extended, subject to termination with advance notice, by mutual agreement of the parties while the negotiations continue. The agreements covering the hourly-paid employees at the Maryneal, Texas cement plant and the Dallas, Texas distribution terminal are scheduled to terminate in the first half of 2000. The Company does not anticipate any disruption of its operations in connection with the renegotiation of these agreements; however, there can be no assurances in this regard.

Year 2000

     In 1999, the Company conducted a company-wide assessment of its computer systems and operations to identify computer hardware, software and process control systems that were not year 2000 compliant. Expenses have not been material, and the Year 2000 issue has had no known effect on the Company to date. The Company will continue to monitor its systems, suppliers and customers for any unanticipated issues that have not yet manifested. Future costs are not expected to be material.

Market Risk

     The Company is exposed to various market risks, including foreign currency risk, interest rate risk and credit risk. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange rates and interest rates, and changes in economic conditions. In order to manage and reduce the impact of adverse market changes, the Company has entered into certain derivative agreements during 1999. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency, credit risk and interest rate exposures.

     At December 31, 1999, the Company had total outstanding debt of $910.0 million. The debt includes borrowings of $589.5 million under a variable-rate term loan facility. In 2000, $419.5 million of the term loan borrowings become due and the remaining balance is payable in installments from 2001 through 2004. In addition, the Company issued EUR 300.0 million 5.875% bearer bonds which become due in 2004. These bonds have a carrying value of $320.6 million at December 31, 1999.

     In addition, the Company held other financial instruments including cash and marketable securities, accounts and notes receivable, accounts and notes payable and advances to affiliates. Due to the short-term nature of their maturity, the carrying value of these instruments approximate fair value.

Foreign exchange risk

     The Company is exposed to foreign exchange rate risk associated with its outstanding Eurobonds. At December 31, 1999, the value of the Euro against the U.S. dollar was favorable to the Company. However, a 10% appreciation or 10% depreciation of the U.S. dollar against the Euro could represent a material impact on fair value, earnings or cash flows. In order to eliminate this foreign exchange risk, the Company entered into
cross currency swap agreements during 1999.   At December 31, 1999, the
Company held cross currency swap contracts of EUR 300.0 million effectively fixing the Euro debt in the amount of $320.6 million with an average fixed interest rate of 7.84% for five years.

Credit risk

     The Company attempts to reduce its exposure to credit risk associated with counter-parties by entering into derivative contracts with only major financial institutions. At December 31, 1999, the Company had no credit risk related to these contracts as the value of the dollar against the Euro resulted in a favorable position. However, the depreciation of the U.S. dollar against the Euro in the future may have an unfavorable impact on earnings and cash flows in the event of non-performance by the counter-party.

Interest rate risk

     Interest rate changes would result in gains or losses in the fair value of debt and other financing instruments held by the Company. Generally, the fair market value of fixed interest rate debt will increase as the interest rates fall and decrease as the interest rates rise. The estimated fair value of the Company's total Euro debt at December 31, 1999 is the same as its carrying value due to its recent issue. A one percent increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value by approximately EUR 12.3 million, or $12.3 million based on year-end foreign currency rates. A one percent decrease would result in an increase in fair value of EUR 13.0 million, or $13.0 million based on currency rates at year-end. Fair values are based on quoted market prices of similar issues of publicly traded debt.

     The Company is exposed to fluctuations in interest rates on its long-term variable-rate borrowings. However, during the first quarter of 2000, the Company has entered into various interest rate swap and swap option agreements with major financial institutions. The Company expects that these contracts will minimize the risk due to adverse changes in interest rates.

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

     The Company's business is cyclical and seasonal, the effects of which cannot be accurately predicted (See "Business-Construction Industry Conditions" of Item 1). Risks and uncertainties include changes in general economic conditions (such as changes in interest rates), changes in economic conditions specific to any one or more of the Company's markets (such as the strength of local real estate markets and the availability of public funds for construction), adverse weather, unexpected operational difficulties, changes in governmental and public policy including increased environmental regulation, the outcome of pending and future litigation, the successful negotiation of labor contracts, unforeseen operational difficulties including difficulties relating to the construction and installation of improvements to property, plant and equipment, and the continued availability of financing in the amounts, at the times, and on the terms required to support the Company's future business. Other risks and uncertainties could also affect the outcome of the forward-looking statements.


Results of Operations

Comparability of Financial Statements:

     As of October 1, 1999, the Company was acquired by Dyckerhoff and the transaction was accounted for as a purchase. Operating results subsequent to October 1, 1999 and therefore, the full year 1999, are comparable to the prior-year period with the exception of certain purchase accounting adjustments. These fourth quarter purchase accounting adjustments which relate to depreciation and depletion expense, pension and postretirement benefits other than pension expense, and cost of sales are addressed in the following discussion.


1999 Compared to 1998

Net Sales

     Consolidated net sales of $374.2 million during 1999 were $27.2 million higher than the prior-year results. In each of the years 1999 and 1998, the Company sold the approximate rated capacity of its cement plants.

     The increase in net sales is due to an 8% increase in cement shipments and a 1% increase in net realized portland selling prices during the year. In 1999, the Company shipped approximately 4.9 million tons of cement. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets and mild weather conditions.

     Net sales of cement and ready-mixed concrete were 95% and 5%, respectively, of total net sales in 1999.

Gross Profit

     Gross profit from the cement and ready-mixed concrete operations of $137.0 million for 1999 was $12.1 million higher than 1998. The increase in gross profit primarily reflects higher cement shipments for the year, partly offset by purchase accounting adjustments of $2.7 million. These adjustments primarily relate to increased depletion and depreciation expense associated with the write up of fixed assets and lower stripping expenses due to the write- off of all prepaid stripping on October 1, 1999.

     Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales (which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

Joint Ventures

     Pre-tax income from joint ventures of $8.6 million during 1999 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for 1999 were $0.4 million higher than the prior year.

Other Income

     Other income of $7.7 million in 1999 decreased $2.9 million from 1998, reflecting lower interest income earned on lower short-term investment balances, partly offset by the return of a bond assessment related to a prior- year sale of a parcel of real estate and funds received from a litigation settlement. In addition, other income for the full year 1998 includes gains totaling $3.3 million on the sale of two parcels of surplus real estate.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $25.1 million during 1999 was $0.8 million lower than that of the prior-year, reflecting higher pension income. This was partly offset by purchase accounting adjustments of $0.7 million related to pension and other postretirement benefit expenses.

Interest Expense

     Interest expense of $15.6 million in 1999 represents an increase of $13.3 million over the prior-year expense. Capitalized interest of $2.1 million in 1999 was $0.7 million higher than the prior-year amount. The increase in interest expense reflects higher debt levels during the fourth quarter of 1999.

Income Taxes

     The income tax expense of $38.0 million during 1999 was $0.9 million lower than the prior-year expense due to lower pretax income.

Net Income

     Net income of $74.4 million during 1999 was $1.9 million below the prior-year results. Higher interest expense due to higher debt, higher depletion and depreciation expense, and lower interest income reflecting lower short-term investment balances were partly offset by higher gross profit due to higher average portland selling prices, increased shipments of cement and lower selling, general and administrative expense.



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


ITEM 7A .     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk" on page 12 for disclosures about market risk.






ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        LONE STAR INDUSTRIES, INC.
                     INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                        ----
Reports of Independent Accountants...................................... 18

Consolidated Financial Statements:
        Statements of Operations for the Three Months Ended
          December 31, 1999, the Nine Months Ended September 30, 1999,
          and the Years Ended December 31, 1998, and 1997............... 20
        Balance Sheets - December 31, 1999 and 1998..................... 21
        Statements of Changes in Common Shareholders' Equity
          for the Three Months Ended December 31, 1999, the Nine
          Months Ended September 30, 1999 and the Years Ended
          December 31, 1998 and 1997.................................... 22
        Statements of Cash Flows for the Three Months Ended
          December 31, 1999, the Nine Months Ended September 30, 1999,
          and the Years Ended December 31, 1998 and 1997................ 23
        Notes to Financial Statements................................... 24

Schedule:
        II Valuation and Qualifying Accounts............................ 51

     The foregoing supporting schedule should be read in conjunction with the consolidated financial statements and notes thereto in this 1999 annual report on Form 10-K.

     The presentation of individual condensed financial information of the Company is omitted because the restricted net assets of the consolidated subsidiaries do not exceed twenty-five percent of total consolidated net assets at December 31, 1999 and 1998.

     Separate financial statements for the Company's fifty percent or less owned affiliate are omitted because such subsidiary individually does not constitute a significant subsidiary at December 31, 1999 and 1998.

     Schedules other than those listed above are omitted because the information required is not applicable or is included in the financial statements or notes thereto. Columns omitted from schedules filed are omitted because the information is not applicable.






                           Report of Independent Accountants

The Board of Directors
Lone Star Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Lone Star Industries, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in common shareholders' equity and cash flows for the period from October 1, 1999 to December 31, 1999 (Successor period) and the period from January 1, 1999 to September 30, 1999 (Predecessor period) and the financial statement schedule for the year ended December 31, 1999 listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lone Star Industries, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from October 1, 1999 to December 31, 1999 and the period from January 1, 1999 to September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 1999, the majority of the Company's outstanding common stock was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.



   KPMG LLP


February 16, 1999










                    Report of Independent Accountants


To the Board of Directors
Lone Star Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lone Star Industries, Inc. and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 (Predecessor period), in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for each of the two years ended December 31, 1998 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Lone Star Industries, Inc. and Subsidiaries for any periods subsequent to December 31, 1998.


                                    PricewaterhouseCoopers LLP

Stamford, Connecticut
January 27, 1999



Lone Star Industries, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

                        Successor   |
                         Company    |        Predecessor Company
                                    |
                      For the Three |For the Nine  For the     For the
                       Months Ended |Months Ended Year Ended  Year Ended
                       December 31, |September 30,December 31,December 31,
(In thousands except                |
   per share amounts)         1999  |   1999       1998       1997
                                    |
Revenues:                           |
  Net sales                $ 92,638 | $281,604   $347,065   $357,565
  Joint venture income        2,116 |    6,454      8,191      8,571
  Other income, net           1,259 |    6,476     10,601      7,923
                           -------- | --------   --------   --------
                             96,013 |  294,534    365,857    374,059
                           -------- | --------   --------   --------
Deductions from revenues:           |
  Cost of sales              47,101 |  161,909    200,564    219,290
  Selling, general and              |
   administrative expenses    6,373 |   18,720     25,935     28,857
  Depreciation and depletion 10,193 |   18,227     21,837     23,591
  Interest expense           14,084 |    1,560      2,379      3,585
                           -------- | --------   --------   --------
                             77,751 |  200,416    250,715    275,323
                           -------- | --------   --------   --------
Income before income taxes   18,262 |   94,118    115,142     98,736
  Provision for income taxes (6,197)|  (31,765)   (38,860)   (33,323)
                                    |
Net income applicable      -------- | --------   --------   --------
  to common stock          $ 12,065 | $ 62,353   $ 76,282   $ 65,413
                           ======== | ========   ========   ========
                                    |
Weighted average common             |
  shares outstanding:               |
 Basic                       18,388 |   19,687     20,745     21,881
                            ======= |  =======    =======    =======
                                    |
 Diluted                     18,490 |   24,210     26,516     26,857
                            ======= |  =======    =======    =======
                                    |
Earnings per common share:          |
 Basic                       $ 0.66 |   $ 3.17     $ 3.68     $ 2.99
                            ======= |  =======    =======    =======
 Diluted                     $ 0.65 |   $ 2.58     $ 2.88     $ 2.44
                            ======= |  =======    =======    =======

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.








Lone Star Industries, Inc.
CONSOLIDATED BALANCE SHEETS

                             Successor   | Predecessor
                              Company    |   Company
                                         |
                            December 31, |  December 31,
(Dollars in thousands)          1999     |     1998
                                         |
Assets                                   |
Current Assets                           |
Cash, including cash                     |
  equivalents of $594 in                 |
  1999 and $119,896 in 1998  $      787  | $ 120,161
Accounts and notes                       |
  receivable, net                32,866  |    32,164
Inventories                      54,163  |    45,733
Deferred tax asset                  -    |     4,052
Other current assets              2,491  |     3,736
                             ----------  | ---------
   Total current assets          90,307  |   205,846
                                         |
Joint ventures                   62,616  |    21,517
Property, plant and                      |
  equipment, net              1,751,541  |   328,663
Receivable from parent company   59,340  |       -
Deferred tax asset                  -    |    21,593
Other assets and                         |
  deferred charges               47,264  |    14,495
                             ----------  | ---------
   Total assets              $2,011,068  | $ 592,114
                             ==========  | =========
                                         |
Liabilities and Shareholders' Equity     |
Current Liabilities                      |
Accounts payable             $   23,796  | $  16,087
Accrued liabilities              59,693  |    44,281
Short-term bank loans           419,450  |       -
Income taxes payable              2,101  |     2,086
                             ----------  | ---------
   Total current liabilities    505,040  |    62,454
                                         |
Long-term debt                  490,550  |    50,000
Postretirement benefits                  |
  other than pensions            90,919  |   123,428
Deferred taxes                  542,926  |       -
Payable to affiliated companies  36,079  |       -
Other liabilities                33,489  |    31,916
                                         |
Contingencies (Notes 28 and 29)          |
                              ---------  | ---------
   Total liabilities          1,699,003  |   267,798
                                         |
Common stock, $0.01 par                  |
 value.  Authorized:                     |
 25,000,000 shares                       |
 Shares issued:                          |
 1999 - 18,332,764                  183  |       -
Common stock, $1.00 par                  |
 value.  Shares issued:                  |
 1998 - 25,691,546                  -    |    25,692
Warrants to purchase common stock   -    |    11,792
Additional paid-in capital      299,817  |   171,276
Retained earnings                12,065  |   252,671
Treasury stock, at cost             -    |  (137,115)
   Total shareholders' equity   312,065  |   324,316
   Total liabilities and     ----------  | ---------
     shareholders' equity    $2,011,068  | $ 592,114
                             ==========  | =========

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.







Lone Star Industries, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                          Successor   |
                           Company    |           Predecessor Company
                                      |
                            For the   | For the
                            Three     | Nine      For the   For the
                            Months    | Months     Year     Year
                            Ended     | Ended      Ended    Ended
                           December   |September  December December
(In thousands)             31, 1999   | 30, 1999  31, 1998  31,1997
                                      |
Common Stock,  $0.01 par value        |
Balance at beginning                  |
  of period                $     -    | $    -     $     -    $     -
Purchase accounting                   |
  adjustments                    183  |       -          -          -
Balance at end             ---------  |  --------   ---------  ---------
  of period                      183  |      -           -          -
                                      |
Common Stock,  $1.00 par value        |
Balance at beginning                  |
  of period                   26,155  |   25,692      12,092     12,087
Purchase accounting                   |
  adjustments                (26,155) |      -           -          -
December 1998 stock split        -    |      -        12,092        -
Exercise of warrants                  |
  to purchase common stock       -    |      463       1,508          5
Balance at end             ---------  | --------   ---------  ---------
  of period                      -    |   26,155      25,692     12,092
                                      |
Warrants To Purchase Common Stock     |
Balance at beginning                  |
  of period                   10,764  |   11,792      15,554     15,574
Purchase accounting                   |
  adjustments                (10,764) |      -           -          -
Exercise of warrants                  |
  to purchase common stock       -    |     (903)     (2,941)       (20)
Purchase of warrants             -    |     (125)       (700)       -
Other                            -    |      -          (121)       -
Balance at end             ---------  | --------    ---------   --------
  of period                      -    |   10,764      11,792     15,554
                                      |
Additional Paid-In Capital            |
Balance at beginning                  |
  of period, as previously            |
  reported                   174,657  |  171,276     174,915    163,664
Purchase accounting                   |
  adjustments                125,160  |      -           -          -
December 1998 stock                   |
  split                          -    |      -       (12,092)       -
Exercise of warrants                  |
  to purchase common stock       -    |    4,784      15,568        116
Purchase of warrants             -    |   (1,361)     (7,884)       -
Exercise of stock options,            |
  net of tax benefit             -    |      (49)        (96)    (1,771)
Reduction of tax valuation            |
  allowance                      -    |     -            -       12,893
Other                            -    |        7         865         13
Balance at end             ---------  | --------    ---------  ---------
  of period                  299,817  |  174,657     171,276    174,915
                                      |
Retained Earnings                     |
Balance at beginning                  |
  of period                  312,064  |  252,671     178,444    115,228
Purchase accounting                   |
  adjustments               (312,064) |      -           -          -
Net income                    12,065  |   62,353      76,282     65,413
Dividends                        -    |   (2,960)     (2,055)    (2,197)
Balance at end             ---------  | --------    ---------  ---------
  of period                   12,065  |  312,064     252,671    178,444
                                      |
Treasury Stock                        |
Balance at beginning                  |
  of period                 (175,201) | (137,115)    (47,371)   (42,271)
Purchase accounting                   |
  adjustments                175,201  |      -           -          -
Repurchase of shares             -    |  (38,177)    (90,020)   (14,069)
Stock options exercised          -    |        71        243      8,944
Other                            -    |        20         33         25
Balance at end             ---------  |  --------- ---------   --------
  of period                      -    |   (175,201) (137,115)   (47,371)
                                      |
Total common shareholders' ---------  | ---------  ---------   --------
  equity, end of period    $ 312,065  | $ 348,439  $ 324,316  $ 333,634
                           =========    =========  =========  =========

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.






Lone Star Industries, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Successor|
                            Company |    Predecessor Company
                                    |
                            For the | For the
                             Three  |  Nine    For the    For the
                            Months  |  Months    Year      Year
                             Ended  |  Ended     Ended     Ended
                            December| September December  December
(In thousands)              31,1999 | 30,1999   31, 1998  31, 1997
                                    |
Cash Flows from Operating           |
  Activities:                       |
                                    |
                                    |
Net income                 $ 12,065 |$ 62,353 $ 76,282 $ 65,413
Adjustments to arrive at            |
  net cash provided by              |
  operating activities:             |
  Depreciation and depletion 10,193 |  18,227   21,837   23,591
  Tax benefit realized              |
    from utilization of             |
    deferred tax assets       5,771 |  12,075   15,617   25,147
  Changes in operating assets       |
    and liabilities:                |
    Accounts and notes              |
      receivable             12,453 | (13,214)  (3,907)  (4,649)
    Inventories and other           |
      current assets         (7,908)|  (1,050)  (2,713)  (2,370)
    Accounts payable and            |
      accrued expenses          168 |  (3,033)  (1,219)   4,708
  Equity income, (less              |
    than) in excess of              |
    dividends received        2,134 |  (1,454)  (1,191)    (821)
  Gain on sale of a                 |
    surplus property            -   |     -     (3,300)  (3,110)
  Other, net                 (2,574)|  (4,078)  (1,524)    (481)
Net cash provided by       -------- |-------- -------- --------
  operating activities       32,302 |  69,826   99,882  107,428
                                    |
                                    |
Cash Flows from Investing           |
  Activities:                       |
                                    |
Capital expenditures        (32,922)| (49,305) (52,125) (41,977)
Proceeds from sales                 |
  of assets                       5 |     370    4,701   56,998
Advances to equity                  |
  investees                  (4,750)|  (5,250)     -        -
Payments related to                 |
  acquisition costs         (26,262)|     -        -        -
Net cash (used) provided by-------- |-------- -------- --------
  investing activities      (63,929)| (54,185) (47,424)  15,021
                                    |
Cash Flows from Financing           |
  Activities:                       |
                                    |
Proceeds from issuance              |
  of long-term debt         320,550 |     -        -        -
Repayment of short-term             |
  bank loans               (320,550)|     -        -        -
Proceeds from issuance              |
  of long-term senior notes     -   |     -        -     50,000
Redemption of long-term             |
  senior notes              (51,480)|     -        -    (78,000)
Net proceeds from                   |
  intercompany borrowings     1,470 |     -        -        -
Purchase of stock options   (12,112)|     -        -        -
Purchase of treasury stock      -   | (38,178) (90,020) (14,069)
Proceeds from exercise
  of stock options              -   |      23      147    4,581
Purchase of warrants         (3,009)|  (1,486)  (8,584)     -
Proceeds from exercise              |
  of warrants                   -   |   4,344   14,135      101
Dividends paid                  -   |  (2,960)  (2,055)  (2,197)
Net cash used by financing -------- |-------- -------- --------
  activities                (65,131)| (38,257) (86,377) (39,584)
                                    |
Net (decrease) increase             |
  in cash and cash                  |
  equivalents               (96,758)| (22,616) (33,919)  82,865
Cash and cash equivalents,          |
  beginning of period        97,545 | 120,161  154,080   71,215
Cash and cash equivalents, -------- |-------- -------- --------
  end of period            $    787 |$ 97,545 $120,161 $154,080
                           ======== |======== ======== ========

The accompanying Notes to Financial Statements are an integral part of the Financial Statements.






























               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Description of Operations and Significant Accounting Policies

Description of Operations - The Company is a cement and ready-mixed concrete company with operations in the United States (principally in the Midwest and Southwest). Lone Star's cement operations consist of five cement plants in the midwestern and southwestern regions of the United States, a slag cement facility in Louisiana and a 25% interest in Kosmos Cement Company, a partnership which operates one cement plant in each of Kentucky and Pennsylvania. The five wholly-owned cement plants produced approximately 4.3 million tons of cement in 1999, which approximates the rated capacity of such plants. The ready-mixed concrete business operates in the Memphis, Tennessee area. The Company had approximately $374,242,000 in net sales in 1999, with cement and ready-mixed concrete operations representing approximately 95%, and 5%, respectively, of such net sales.

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

Basis of Presentation - The consolidated financial statements include the accounts of Lone Star Industries, Inc. and all subsidiaries. All intercompany transactions have been eliminated. The Company's joint venture is accounted for using the equity method. Certain prior-period amounts have been reclassified to conform with current-period presentation.

In October 1999, the Company was acquired by Level Acquisition Corporation, an indirect wholly-owned subsidiary of Dyckerhoff AG (See Note 2). The acquisition was accounted for as a purchase transaction in accordance with APB No.16 (See
Note 25). Accordingly, the Company's consolidated financial statements for periods prior to October 1, 1999, are not comparable to consolidated financial statements presented on or subsequent to October 1, 1999. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the successor and predecessor companies.

Cash and Cash Equivalents - Cash equivalents include short-term, highly liquid investments with original maturities of three months or less, and are recorded at cost, which approximates market value.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method.

Property, Plant and Equipment - Property, plant and equipment were stated at fair market value as of October 1, 1999. Additions subsequent to October 1, 1999 are stated at cost. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method.
Useful lives for property, plant and equipment are as follows: buildings - 10 to 40 years; machinery and equipment - 3 to 30 years; automobile and trucks - 3 to 10 years. Significant expenditures which extend the useful lives of existing assets are capitalized. Maintenance and repair costs are charged to current earnings. Cost depletion related to limestone reserves is calculated using the units-of-production method. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with SOP No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital (See Note
24).

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

Postretirement Benefits Other Than Pensions - The Company provides retiree life insurance and health plan coverage to qualifying employees. The Company accounts for these benefits on an accrual basis, under the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". These plans are unfunded; however, the Company makes defined quarterly contributions to the salaried retirees' Voluntary Employees Beneficiary Association ("VEBA") trust per the settlement agreement reached in 1994 (See Note 17).

Derivative Financial Instruments - The Company uses interest rate and foreign currency swap agreements to manage interest rate cost and the risks associated with changing interest and foreign currency exchange rates. The counter-party to the swap agreements is a major financial institution.
Credit loss from counter-party non-performance is not anticipated. The Company does not hold derivative financial instruments for trading purposes.

Deferred Financing Costs - Deferred financing costs are stated at cost and are included in other assets, and are amortized over the life of the related debt on a straight-line basis.

Earnings Per Common Share - Basic earnings per common share for the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                     For the Three  For the Nine
                     Months Ended   Months Ended,     For the Years
                      December 31, September 30,     Ended December 31
                         1999          1999          1998         1997
                      ----------    ----------   ----------   -----------
Weighted average
  common shares      18,389,251    19,687,260   20,745,232   21,881,422
Effect of dilutive
  securities:
Warrants                101,797     4,303,977    5,550,858    4,734,450
Options to purchase
  common stock               -        218,990      219,919      241,516

Dilutive potential   ----------    ----------   ----------   ----------
   common shares     18,491,048    24,210,227   26,516,009   26,857,388
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

Options to purchase 12,000 shares of common stock at $38.641 were outstanding during the second half of 1998, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

Environmental Matters - In accordance with AICPA Statement of Position No. 96-1, "Environmental Remediation Liabilities", accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material effect the Company's financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and revenue and expenses during the periods reported. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, depreciation, employee benefit plans, taxes and contingencies, among others. Actual results could differ from these estimates.


2.  Acquisition of Lone Star

On October 6, 1999, Level Acquisition Corporation ("Level"), a Delaware Corporation and an indirect wholly-owned subsidiary of Dyckerhoff Aktiengesellschaft ("Dyckerhoff" or "Dyckerhoff AG"), a corporation formed under the laws of the Federal Republic of Germany, closed its previously announced tender offer for (1) all of the issued and outstanding shares of $1.00 par value common stock of the Company, together with the associated rights to purchase common stock issued pursuant to the Rights Agreement for $50 per share in cash, and (2) all of the outstanding warrants to purchase common stock, each of which represented the right to purchase two shares of common stock, for $81.25 per warrant in cash. On October 8, 1999, pursuant to an Agreement and Plan of Merger dated September 2, 1999, Level merged with and into the Company with the Company surviving as an indirect wholly-owned subsidiary of Dyckerhoff. The common shares issued and outstanding immediately prior to the effective time of the merger which were not tendered for purchase were converted, subject to any appraisal rights, into the right to receive $50 per share in cash, without interest. The warrants issued and outstanding which were not tendered pursuant to the offer, will remain outstanding.

The purchase and subsequent merger were accounted for as a purchase transaction effective as of October 1, 1999, in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the consolidated financial statements for the periods subsequent to October 1, 1999 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of October 1, 1999. See Notes 25 and 26 for purchase accounting adjustments, opening balance sheet and pro forma operating results information.


3. Accounts and Notes Receivable

Receivables consist of the following (in thousands):
                           December 31,         December 31,
                              1999                1998
Trade accounts and notes
  receivable                 $34,697             $33,458
Other receivables              1,616               2,241
                             -------             -------
                              36,313              35,699
Less: allowance for
  doubtful accounts           (3,447)             (3,535)
                             -------             -------
                             $32,866             $32,164
                             =======             =======

Due to the nature of the Company's products, a majority of the Company's accounts receivable are from businesses in the construction industry. Although the Company's customer base is geographically diversified, collection of receivables is partially dependent on the economics of the construction industry.


4. Inventories

Inventories consist of the following (in thousands):

                           December 31,        December 31,
                              1999                1998
Finished goods               $17,768             $15,228
Work in process and
  raw materials               10,021               6,657
Supplies and fuel             26,374              23,848
                             -------             -------
                             $54,163             $45,733
                             =======             =======






5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                             December 31,        December 31,
                                1999                1998
                             ----------         ----------
Land and mineral reserves   $ 1,373,947         $   29,028
Buildings and equipment         283,746           334,641
Construction in progress         79,577            21,179
Automobiles and trucks           24,464            33,636
                            -----------         ---------
                              1,761,734           418,484
Less accumulated
 depreciation and depletion     (10,193)          (89,821)
                            -----------        ----------
                            $ 1,751,541        $  328,663
                            ===========        ==========


Property, plant and equipment was revalued in accordance with purchase accounting using the October 1, 1999 fair market value, as appraised, and accumulated depreciation and depletion balances as of October 1, 1999 were reduced to zero. Depreciation is determined based on the estimated remaining useful lives of the assets. Depreciation is determined based on the units-of-production method.


6. Interest Costs

Interest costs incurred during the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997 were $14,886,000, $2,835,000, $3,780,000 and $5,027,000, respectively.
Interest capitalized during the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997 was $802,000, $1,275,000, $1,401,000 and $1,442,000, respectively. Interest paid during the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997 was $8,626,000, $3,781,000, $3,760,000 and $7,292,000, respectively.


7.  Kosmos Cement Company

The Company's investment in and advances to joint ventures at December 31, 1999 and 1998 consists of its 25% investment in Kosmos Cement Company ("Kosmos"). Kosmos is a partnership with cement plants in Kosmosdale, Kentucky and Pittsburgh, Pennsylvania. The Company's investment in Kosmos was revalued using the October 1, 1999 fair market value, in accordance with APB No.16 (See Note
25).

The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 1999, was $2,741,000. During the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997, $4,250,000, $5,000,000,
$7,000,000 and $7,750,000, respectively, of distributions were received from Kosmos.

Summarized financial information of Kosmos as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                           As of and For the Years Ended December 31,
                                  1999         1998          1997
                                --------     --------      --------
Current assets                  $ 32,380     $ 31,595      $ 30,341
Property, plant
  and equipment, net             100,867       75,902	       73,098
Cost in excess of net
  assets of businesses
  acquired                        19,668       20,914       21,765
Other assets                      11,121          -            -
Current liabilities              (12,021)      (6,013)      (4,581)
Other liabilities                    -         (4,270)      (4,091)
                               ---------     --------     --------
Net assets                     $ 152,015     $118,128     $116,532
                               ---------     --------     --------
Net sales                      $ 109,889     $100,274     $ 94,653
Gross profit                   $  32,094     $ 32,070     $ 33,484
Net income                     $  30,887     $ 29,596     $ 31,115

At December 31, 1999, the Company's investment in Kosmos exceeded the Company's share of the underlying assets of Kosmos Cement Company by $24,612,000. Such excess is being amortized over the estimated remaining contractual life of the joint venture. At December 31, 1998 and 1997, the Company's share of the underlying net assets of Kosmos Cement Company exceeded its investment by $8,015,000 and $8,807,000, respectively.

In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at a Kentucky quarry. The total assessment is approximately $4,200,000, including penalty and interest for the period under audit, 1991 through 1996. Kosmos is contesting the assessment and entered into discussions with the Kentucky Revenue Cabinet over a year ago. Discussions are ongoing and Kosmos is unable to evaluate whether an unfavorable outcome is either probable or remote. A hearing before the Kentucky Board of Tax Appeals is scheduled for April 2000. In addition to limestone mined for the production of cement, Kosmos mines limestone specifically for use by a local utility company. Kosmos believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it, but the utility company has denied any liability related to the deficiency. A major portion of the Kentucky severance tax assessment relates to this specifically mined limestone. For the amounts not paid by the local utility company, the Company would indirectly bear 25% of any settlement and legal costs through its ownership interest in Kosmos.


8. Receivable From Parent Company

A receivable from Dyckerhoff AG, the German parent company, was set up as of the purchase date for Company funds held by Dyckerhoff AG. During the fourth quarter of 1999, the Company advanced additional funds to Dyckerhoff AG. The Company recorded $290,000 of interest income on the receivable from Dyckerhoff AG during the three months ended December 31, 1999. Interest rates earned on these funds vary and are based on Dyckerhoff's return on investments.


9. Deferred Tax Asset

As of December 31, 1998, the Company had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards, various credit carryforwards and reserves not yet deductible for tax purposes. It was the Company's expectation that it was more likely than not that it would generate future taxable income to utilize this amount of net deferred tax assets.


10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                    December 31,               December 31,
                                       1999                       1998
                                    --------                   ---------
Outstanding warrants                $  7,504                   $     -
Interest                               6,350                       1,025
Postretirement benefits
  other than pensions                  6,225                       6,225
Payroll, vacation pay and
  other compensation                   5,180                       6,669
Taxes other than income taxes          3,830                       3,348
Insurance                              3,577                       2,735
Shareholder rights                     3,225                         -
Other                                 23,802                      24,279
                                    --------                    --------
                                    $ 59,693                    $ 44,281
                                    ========                    ========

11. Short-term Bank Loans

In September 1999, Dyckerhoff AG and Level Acquisition Corporation borrowed approximately $1.2 billion for the purchase of Lone Star under a variable rate term loan facility credit agreement with banks. Pursuant to the merger agreement, $910,000,000 became the obligation of the Company, of which $740,000,000 was due in August 2000 (See Note 25). In November 1999, the Company repaid $320,550,000 of the short-term portion of the term loan facility. Short-term bank loans at December 31, 1999 included $419,450,000 of borrowings under the term loan facility. The weighted average interest rate on these borrowings was 6.18% for the three months ended December 31, 1999.



12.  Long-term Debt

Long-term debt at December 31, 1999 and 1998 included the following (in thousands):

                                   December 31,               December 31,
                                      1999                       1998
                                   ---------                    --------
Eurobonds                          $ 320,550                    $    -
Term loan facility                   170,000                         -
Senior notes payable                     -                        50,000
                                   ---------                    --------
                                   $ 490,550                    $ 50,000
                                   =========                    ========


In September 1999, Dyckerhoff AG and Level Acquisition Corp. borrowed approximately $1.2 billion for the purchase of Lone Star under a variable-rate term loan facility credit agreement with banks. Pursuant to the merger agreement, $910,000,000 became the obligation of the Company, of which $170,000,000 is payable in installments from 2001 through 2004. The weighted average interest for these borrowings was 7.28% for the three months ended December 31, 1999.

On November 8, 1999, the Company refinanced a portion of its short-term borrowings by its issuance of EUR 300,000,000 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320,550,000 with an average U.S. dollar interest rate of 7.84% for five years.

In March 1997, the Company issued $50,000,000 of 7.31% senior notes due in 2007. Due to the purchase of the Company in October 1999, the Company's senior notes payable were repaid on November 3, 1999 along with accrued interest of $426,000 and a pre-payment penalty of $1,480,000.

Annual maturities of long-term debt are as follows (in thousands):

2000                                     $      -
2001                                         17,000
2002                                         42,500
2003                                         51,000
2004                                        380,050
Thereafter                                      -
                                           ---------
                                           $490,550
                                           ========



13. Credit Agreement

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

The Company is in the process of negotiating agreements for a $30,000,000 committed line of credit a $20,000,000 uncommitted line of credit. Once the agreements are in place, the Company expects to cancel its $100,000,000 unsecured revolving credit facility.


14. Capital Commitments

At December 31, 1999, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $50,154,000.


15. Leases

Net rental expense for the three months ended December 31, 1999, the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 was $937,000, $2,799,000, $3,754,000 and $3,593,000, respectively.
Minimum rental commitments under all non-cancelable leases principally pertaining to land, buildings and equipment are as follows: 2000-$2,202,000; 2001-$1,939,000 2002-$1,799,000; 2003-$1,364,000; 2004-$1,037,000; after
2005-$1,168,000. Certain leases include options for renewal or purchase of leased property.


16. Payable to Affiliated Companies

During the fourth quarter of 1999, excess operating funds were advanced to the Company from Dyckerhoff, Inc., the U.S. parent company, and from Glens Falls Cement Company, an affiliated company, for consolidated investment management purposes. The Company recorded $228,000 of interest expense payable to affiliated companies during the three months ended December 31, 1999.
Interest is calculated at 5% of the average outstanding balance, compounded monthly.


17. Employee Benefit Plans

The change in benefit obligation and plan assets and reconciliation of funded status for the Company's pension and other postretirement benefit plans are as following (in thousands):


                                         Pension Benefits

                                  December 31, October 1, December 31,
                                      1999       1999        1998
                                  ---------     --------     --------

Change in benefit obligation
Benefit obligation at
  beginning of period             $ 149,051   $ 150,028   $ 153,732
Service cost                            471       1,412       1,780
Interest cost                         2,418       7,255      10,303
Actuarial (gain)/loss                (7,404)     (1,351)      2,523
Benefits paid                        (2,744)     (8,293)    (11,771)
Settlements                             -           -        (6,539)
Benefit obligation at             ---------     -------     -------
  end of period                     141,792     149,051     150,028
                                  ---------     -------     -------
Change in plan assets
Fair value of plan assets
  at beginning of period            176,594     189,722     192,954
Actual return on plan assets          8,400      (4,835)     15,078
Benefits paid                        (2,744)     (8,293)    (11,771)
Settlements                             -           -        (6,539)
Fair value of plan assets          -------    ---------    --------
  at end of period                  182,250     176,594     189,722
                                  --------    ---------    --------
Funded status                        40,458      27,543      39,694
Unrecognized net actuarial gain     (12,513)        -       (40,376)
Unrecognized prior service cost        -            -         3,817
Settlement gain recognition            -            -         2,046
                                  ---------   ---------    --------
Prepaid benefit cost              $  27,945   $ 27,543     $  5,181
                                  =========   =========    ========



                                          Postretirement Benefits

                                   December 31, October 1, December 31,
                                     1999        1999          1998
                                  ---------   --------       --------
Change in benefit obligation
Benefit obligation at
  beginning of period             $ 96,838    $ 97,960     $  94,308
Service cost                           268         855         1,041
Interest cost                        1,563       4,516         6,329
Actuarial (gain)loss                (4,267)     (1,708)        2,454
Benefits paid                       (1,525)     (4,785)       (6,172)
Benefit obligation at             ---------     --------     --------
  end of period                     92,877      96,838        97,960
                                   ---------     --------     --------

Change in plan assets
Fair value of plan assets
  at beginning of period               -           -             -
Actual return on plan assets           -           -             -
Employer contribution                1,525       4,785         6,171
Employee contribution                   90          68           109
Benefits paid                       (1,615)     (4,853)       (6,280)
Settlements                            -           -             -
Fair value of plan assets         ---------     --------      --------
  at end of period                     -           -             -
                                  ---------     --------      --------
Funded status                      (92,877)    (96,838)      (97,960)
Unrecognized net actuarial gain     (4,267)        -         (31,693)
                                   ---------    --------      --------
Accrued benefit cost              $(97,144)   $(96,838)    $(129,653)
                                  ========    =========    ==========


All of the Company's pension plans are overfunded as of December 31, 1999, October 1, 1999 and December 31, 1998. None of the Company's postretirement benefit plans are funded.


                                         Pension Benefits
                               December 31, October 31, December 31,
                                 1999          1999        1998
                                 ----          ----        ----
Weighted-average assumptions:
Discount rate                    7.25%         6.75%       6.75%
Expected return on plan assets   8.00          8.00        8.00
Rate of compensation increase    4.50          4.50        4.50


                                      Postretirement Benefits
                              December 31,   October 31, December 31
                                 1999          1999        1998
                                 ----          ----        -----
Weighted-average assumptions:
Discount rate                    7.25%         6.75%       6.75%
Expected return on plan assets   8.00          8.00        8.00
Rate of compensation increase    4.50          4.50        4.50





The components of net periodic benefit costs are as follows (in thousands):

                                          Pension Benefits

                      For the Three  For the Nine  For the Year For the Year
                       Months Ended  Months Ended    Ended        Ended
                        December 31, September 30, December 31, December 31,
                            1999        1999         1998         1997
Components of net
  periodic benefit cost
Service cost               $  471     $ 1,412      $ 1,780      $ 1,793
Interest cost               2,418       7,255       10,303       10,489
Expected return on
  plan assets              (3,291)    (10,375)     (13,442)     (11,762)
Amortization of prior
  service cost                -           283          374          382
Recognized net
  actuarial gain              -          (470)        (777)        (332)
Net periodic benefit       -------    -------      -------       ------
  (income) cost            $ (402)    $(1,895)     $(1,762)      $  570
                           =======    =======      =======       ======


                                      Postretirement Benefits

                      For the Three  For the Nine  For the Year  For the Year
                      Months Ended   Months Ended     Ended         Ended
                      December 31,   September 30,  December 31, December 31,
                          1999           1999           1998         1997


Components of net
  periodic benefit cost
Service cost               $  268      $  855      $ 1,041      $ 1,264
Interest cost               1,563       4,516        6,329        7,364
Expected return
  on plan assets              -           -            -            -
Amortization of prior
  service cost                -           -            -            -
Recognized net
  actuarial gain              -        (2,046)      (2,836)      (2,575)
                           -------    -------      -------       ------
Net periodic benefit cost $ 1,831     $ 3,325     $  4,534      $ 6,053
                           =======    =======      =======       ======

In 1997, the Company recorded a $7,905,000 postretirement settlement gain related to the sale of the Company's New York construction aggregates operations.

For measurement purposes, a 9.5% annual medical rate of increase is assumed for 1999 for both pre-medicare and post-medicare claims; the rate is assumed to decrease 1/2 % each year to 6% per year after 2005. The health care cost trend rate assumption has a significant effect on the amounts reported for the health care plans. To illustrate, a one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                         1-Percentage-Point
                                        -------------------
                                        Increase   Decrease
                                        --------   ---------
Effect on total of service
  and interest cost components          $    562   $   (457)
Effect on postretirement
  benefit obligation                    $  4,738   $ (3,983)


Certain union employees are covered under union sponsored multi-employer pension plans pursuant to collective bargaining agreements. Multi-employer pension expenses and contributions to the plans in the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997, were approximately $32,000, $101,000, $130,000 and $140,000 respectively.

As part of its emergence from Chapter 11 proceedings, the Company reached settlements with the salaried and union retirees with respect to reductions and modifications of retiree medical and life insurance benefits. As part of the settlement with salaried retirees, the Company established a Voluntary Employees Beneficiary Association ("VEBA"), a tax-exempt trust, and agreed to make defined quarterly contributions to the trust. The Company has the option to prepay all future quarterly contributions to the VEBA in a single cash amount equal to 110% of the discounted present value (using an 8.5% discount factor) of all future quarterly contributions. The Company made contributions of $1,050,000, $3,179,000, $4,318,000 and $4,425,000 to the
VEBA during the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997, respectively.


18. Common Stock

The Company had authorized 50,000,000 shares of $1.00 par value common stock as of September 30, 1999. Transactions in $1.00 par common stock were as follows:

    $ 1.00 par common stock                 Common           Treasury
                                            Shares            Shares
                                          --------           --------
Balance, December 31, 1996               12,086,510          1,373,509
  Exercise of warrants                        5,356                -
  Exercise of options                           -             (290,500)
  Purchase of shares                            -              283,800
  Stock issued under
    compensation plans                          -                 (800)
                                         ----------          ---------
Balance, December 31, 1997               12,091,866          1,366,009
  Effect of 2-for-1 stock
    split in December 1998               12,091,866          1,366,009
  Exercise of warrants                    1,507,814                -
  Exercise of options                           -              (14,100)
  Purchase of shares                            -            2,823,390
  Stock issued under
    compensation plans                          -               (1,600)
  Return of shares from
    Chapter 11 distribution agent               -               29,144
                                         ----------          ---------
Balance, December 31, 1998               25,691,546          5,568,852
  Exercise of warrants                      463,354                -
  Exercise of options                           -               (2,900)
  Purchase of shares                            -            1,161,010
  Stock issued under
    compensation plans                          -                 (800)
                                         ----------          ---------
Balance, September 30, 1999              26,154,900          6,726,162
                                         ==========          =========


In October 1999, 18,329,265 shares were tendered for sale and were purchased by Dyckerhoff. All shares of $1.00 par value common stock which were not tendered were converted into rights to receive $50. Accordingly, funds for the redemption of these rights were placed in an escrow account, and a corresponding asset and liability were recorded on the Company's opening balance sheet. As of December 31, 1999, a remaining liability for approximately $3,225,000 is included in accrued liabilities on the accompanying consolidated balance sheet.

Due to the purchase of, and the subsequent merger with and into the Company, by Level Acquisition Corporation, the Company's $1.00 par common stock was cancelled as of October 8, 1999. Effective October 8, 1999, the Company has authorized 25,000,000 shares of $0.01 par value common stock. Transactions in $0.01 par value common stock are as follows:

$ 0.01 par common stock                 Common Shares   Treasury shares
                                        ----------        ---------
Balance, October 1, 1999                 18,329,265            -
Exercise of warrants                          4,610            -
                                        ----------         ---------
Balance , December 31, 1999              18,333,875            -
                                         ==========        ===========


At December 31, 1999, the Company has reserved 185,110 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of the warrants to purchase common stock.

From the second quarter of 1995 through the third quarter of 1999, the Company paid a $0.05 per share quarterly cash dividend.

In February 1999, the Company announced a program which provided shareholders owning fewer than 100 shares of common stock the opportunity to sell all of their shares to the Company. The purchase price under the program was equal to the average of the closing market prices of the Company's common stock for all trading days during the period the program is in effect.

As part of a stock repurchase program, in 1999 the Company purchased 1,161,010 shares of treasury stock in open market transactions for $38,178,000. In 1998, the Company purchased 1,912,200 shares of treasury stock in open market transactions for $59,856,000 and purchased 911,190 shares of its common stock in private transactions for $30,164,000. In 1997 the Company purchased 283,800 shares of treasury stock in open market transactions for $14,069,000. In 1996, the Company purchased 272,401 shares of treasury stock in open market transactions for $8,457,000 and purchased 700,000 shares of its common stock in private transactions for $25,200,000.
An additional 1,916 shares were received, in lieu of cash, by the Company in connection with the exercise of certain employee stock options.

On November 19, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record on December 14, 1998, which was distributed on December 28, 1998.

In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 29,144 shares of common stock were transferred to the Company as they were considered undeliverable in the Company's Chapter 11 proceedings. These shares have been recorded as treasury shares and had no effect on total equity of the Company as a result.


19. Warrants to Purchase Common Stock

In April 1994, the Company issued 4,003,333 warrants to purchase common stock at an exercise price of $18.75 per share. The number of shares of common stock purchasable upon the exercise of each warrant and the exercise price of the warrant are subject to adjustment if the Company (i) pays a dividend in shares of common stock, (ii) subdivides its outstanding shares of common stock, (iii) combines its outstanding shares of common stock into a smaller number of shares of common stock, or issues by reclassification or recapitalization of its shares of common stock, other securities of the Company or (iv) issues certain stock rights convertible into, or exchangeable for, common stock. An adjustment will not result from the Company's sale of common stock on the open market or from the declaration of regular cash dividends. The warrants are non-callable, non-redeemable and expire on December 31, 2000. As of December 31, 1999, there were
92,358 warrants outstanding. A liability for the cost to purchase outstanding warrants of approximately $7,504,000 is included in accrued liabilities on the accompanying consolidated balance sheet.

In October 1999, 2,628,238 warrants were purchased by Dyckerhoff as part of the acquisition of Lone Star.

During the nine months ended September 30, 1999, the Company purchased 32,000 warrants in open market transactions for $1,486,000. During the fourth quarter of 1999, the Company purchased 37,038 warrants which had not been tendered as of the acquisition date, for $3,009,000.

In December 1998, the Company issued a two-for-one stock split effected in the form of a 100% stock dividend. The stock split increased the number of shares of common stock a warrant holder is entitled to purchase from one to two at $9.375 per share. In 1998, the Company purchased 179,405 of its warrants in private transactions for $8,584,000.

In January 1998, pursuant to an order signed by the U.S. Bankruptcy Court, 31,033 warrants were transferred to the Company as they were considered undeliverable in the Company's Chapter 11 proceedings. The returned warrants were cancelled.


20. Stockholder Rights Plan

In 1994, the Board of Directors adopted a Stockholder Rights Plan ("rights plan") under which stock purchase rights were distributed as a dividend to holders of common stock payable to the shareholders of record on December 19, 1994, as a means of deterring abusive and coercive takeover tactics not offering an adequate price to all stockholders.

Due to the purchase of the Company pursuant to a tender offer approved by the Board of Directors, the shareholder rights plan has effectively been negated.




21. Stock Compensation Plans

As of September 30, 1999, the Company had three stock-based compensation plans, which are described below. Due to the purchase of the Company, all outstanding stock options were purchased by the Company and all stock-based compensation plans were cancelled as of the purchase date.

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income for the nine months ended September 30, 1999 and the years ended December 31, and 1998, and 1997 would have been $62,230,000, $76,165,000, and $65,347,000, respectively. Pro forma basic and diluted earnings per share for the nine months ended September 30, 1999 and the years ended December 31, 1998, and 1997 would have been $3.16, $3.67, and $2.99, and $2.57, $2.87, and $2.43, respectively. The pro forma effect of stock option grants on net income for 1999, 1998 and 1997 may not be representative of the pro forma effect on net income in future years due to the small number of options granted during 1999, 1998, 1997 and 1996 and the exclusion of option grants made prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, 1997, 1996, 1995 (Directors Plan) and 1995 (Management Plan), respectively: dividend yield of 0.53, 0.52, 0.52, 0.58, 0.96 and 0.93 percent; expected volatility of 49, 43, 31, 28, 23 and 27 percent, risk-free interest rates of 6.58, 4.77, 5.44, 6.29, 5.30 and 5.30 percent; and expected lives of 4 years for all grants.

Under the Management Stock Option Plan ("Management Plan"), the Company had granted options to its employees for 1,400,000 shares of common stock.
Under the Directors Stock Option Plan ("Directors Plan"), the Company was able to grant options to its Directors for up to 100,000 shares of common stock. Under the 1996 Long Term Incentive Plan ("Incentive Plan"), the Company was able to grant up to 3,000,000 stock options and/or stock appreciation rights to its employees. No options were granted under the Incentive Plan. Under all plans, the exercise price of each option must be equal to or greater than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options granted under the Management Plan vest over a three-year period and options granted under the Directors Plan become vested after six months. Options granted under the Incentive Plan become vested after a minimum of one year from the grant date.

As of the acquisition date , all outstanding options were purchased for $50 per option less the respective option exercise price for a total purchase price of $12,112,000. All stock option plans were subsequently cancelled.

A summary of the status of the Company's Management and Directors Plans as of and for the years ended December 31, 1999, 1998 and 1997 is presented below:

                              Weighted-Average
                                 Exercise      Options      Options
                                   Price     Outstanding  Exercisable
                                 --------     --------     --------
Balance, December 31, 1996       $16.0650      436,250      323,750
  Options granted                $38.3750        6,000          -
  Options exercised              $15.7700     (290,500)    (290,500)
  Options which became
    Exercisable                  $16.9450          -        112,250
                                              --------      --------
Balance, December 31, 1997       $17.5100      151,750      145,500
  Effect of 2-for-1 stock
    split in December 1998                     151,750      145,500
  Options granted                $38.6405       12,000          -
  Options exercised              $10.4025      (14,100)     (14,100)
  Options which became
    Exercisable                  $24.4107          -         24,500
                                              --------      --------
Balance, December 31, 1998       $ 9.8680      301,400      301,400
  Options granted                $38.4100       12,000          -
  Options exercised              $ 7.6875       (2,900)      (2,900)
  Options which became
    Exercisable                  $38.4100          -         12,000
 Options purchased               $10.9910     (310,500)    (310,500)
                                              --------      --------
Balance, December 31, 1999                         -             -
                                              ========      ========

Options available for future grants under the Directors Plan were 40,000 at December 31, 1998. Options available for future grants under the Incentive Plan were 3,000,000 at December 31, 1998.

There were no stock options outstanding at December 31, 1999.


22. Disclosures about Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 (in thousands). In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                     December 31, 1999
                                 -----------------------------
                                 Carrying             Fair
                                  Amount              Value
                                  ---------          ---------
Financial assets:
  Cash and cash equivalents       $     787          $     787
Financial liabilities:
  Short-term bank loans           $ 419,450          $ 419,450
  Long-term debt                  $ 490,550          $ 490,550

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

Short-term bank loans - the carrying amount approximates fair value because of the short-maturity of these instruments.

Long-term debt - the fair value of long-term debt is based on quoted market prices of similar issues of publicly traded debt. The carrying amount of the debt approximates fair value due to the recent issue of the debt.

The company does not enter into financial instruments for trading or speculative purposes. Derivative financial instruments are used to reduce the impact of changes in foreign currency exchange rate and interest rates. The credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contract with a positive fair market value, should any counter-party fail to perform as contracted. The Company's financial instrument counter-parties are major financial institutions.

Gains and losses on financial instruments used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in other income, net on the accompanying consolidated statements of operations.

At December 31, 1999, the Company held cross currency interest rate swap agreements with notional values totaling EUR 300,000,000. The agreements expire on November 8, 2004.


23. Other Income, Net

Other income, net, consists of the following (in thousands):

                            For the Three  For the Nine
                            Months Ended   Months  Ended  For the Years Ended
                            December 31,   September 30,      December 31,
                              1999            1999          1998         1997
                            -------         -------      -------      --------
Interest income
  on investments            $ 1,267         $ 3,574      $ 7,674      $ 4,892
Gain on sale of
  surplus property              -               -          3,300        3,110
Other, net                       (8)          2,902         (373)         (79)
                            -------         -------      -------       -------
                            $ 1,259         $ 6,476      $10,601       $7,923
                            =======         =======      =======       =======


24. Income Taxes

Provision for income taxes consists of the following (in thousands):

                            For the Three  For the Nine
                            Months Ended   Months  Ended  For the Years Ended
                            December 31,   September 30,      December 31,
                               1999           1999         1998        1997
                            -------        --------      -------       ------
Federal income tax provision:
Current                     $    26         $18,190      $21,166      $ 7,301
                            -------        --------      -------       ------
Deferred:
   Difference between tax
     and book depreciation     (933)          1,050          717        1,008
   Sale of assets               -               -            122         (918)
   Alternative minimum tax
     and other credits          (26)          5,059       (5,375)      (7,301)
   Net operating loss
     Carryforward            (1,705)          3,158       14,246       22,151
   Other reserves             7,839             590        2,883        7,132
   Change in valuation
     Allowance                  -               -            -         (9,346)
   Other, net                  (320)         (1,739)      (1,628)      (1,656)
                            -------        --------      -------       ------
Total deferred                4,855           8,118       10,965       11,070
                            -------        --------      -------       ------
Increase in additional
  paid-in capital               -               -            -          9,346
                            -------        --------      -------       ------
Total federal income
  tax provision               4,881          26,308       32,131       27,717
                            -------        --------      -------       ------
State and local income
  tax provision:
   Current                      400           1,500        2,077         875
   Deferred                     916           3,957        4,652       4,731
   Change in valuation
     Allowance                  -               -            -        (3,547)
   Increase in additional
     paid-in capital            -               -            -         3,547
                            -------        --------      -------      ------
Total state and local income
   tax provision              1,316           5,457        6,729       5,606
                            -------        --------      -------     -------
Provision for income taxes  $ 6,197         $31,765      $38,860     $33,323
                            =======         =======      =======     =======


As of December 31, 1999, the Company has regular tax net operating loss carryforwards of approximately $71,140,000 that expire at various dates through 2014 and an alternative minimum tax credit carryforward of $14,153,000. The Internal Revenue Code of 1986, as amended (the "Code"), imposes limitations under certain circumstances on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" resulted from the issuance of equity securities by the Company as part of its plan of reorganization. Such an "ownership change" limits the use of a portion of the Company's carryforwards in any one year.
The Company believes it is more likely than not that all of its carryforwards will be utilized prior to their expiration.

The following is a schedule of consolidated pre-tax income and a reconciliation of income taxes computed at the U.S. statutory rate to the provision for income taxes (in thousands):

                            For the Three  For the Nine
                            Months Ended   Months Ended   For the Years Ended
                            December 31,   September 30,      December 31,
                              1999           1999         1998         1997
                           -------        --------      -------       ------
Income before
  income taxes             $ 18,262        $ 94,118     $115,142    $ 98,736
Tax provision computed
  at statutory rates          6,392          32,941       40,300      34,558
Differences resulting from:
  State tax, net                855           3,546        4,375       3,669
  Other, including
    percentage depletion     (1,050)         (4,722)      (5,815)     (4,904)
                           --------        --------      -------    --------
Provision for income taxes $  6,197        $ 31,765     $ 38,860    $ 33,323
                           ========        ========     ========    ========


Components of net deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                    December 31,           December 31,
                                       1999                   1998
                                    ---------             ---------
Current tax assets related to:
  Reserves not yet deducted         $   3,582             $   4,052
                                    ---------             ---------
Non-current tax assets related to:
  Reserves not yet deducted             5,133                 4,773
  Reserves for retiree benefits        22,176                42,777
  Loss carryforwards                   24,899                26,353
  Alternative minimum tax
    and other credits                  14,153                19,660
                                    ---------             ---------
                                       66,361                93,563
Non-current tax liabilities related to:
  Fixed assets                       (533,964)              (58,239)
  Net state                           (58,878)                  774
  Domestic joint ventures             (14,659)               (3,449)
  Other                                (5,368)              (11,056)
                                    ---------             ---------
                                     (612,869)              (71,970)
Total long-term net                  ---------             ---------
  deferred tax (liabilities)
  /assets                            (546,508)               21,593
Total net deferred tax              ----------              --------
  (liabilities)/assets             $ (542,926)              $25,645
                                    ==========               =======

Net income taxes paid during the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997, were $4,065,000, $16,311,000, $25,209,000 and $7,187,000, respectively.






25.  Opening Balance Sheet

In accordance with APB No.16, the purchase of Lone Star by Dyckerhoff was recorded as a purchase, and accordingly, the Company recorded the following purchase accounting adjustments (in thousands).

                    Lone Star Industries, Inc.
                   Consolidated Balance Sheet
                        (In Thousands)
                                           Purchase
                          September 30,    Accounting    October 1,
                             1999          Adjustments     1999
                         (Unaudited)
                          ---------     ----------      ---------
 Assets:
  Cash including cash
    equivalents           $ 97,545                      $ 97,545
  Accounts and notes
    receivable, net         45,331                        45,331
  Inventories               45,749                        45,749
  Deferred tax asset         4,052       (4,052)             -
  Other current assets       4,667       (1,542)           3,125
                         ---------     ----------       ---------
     Total current assets  197,344       (5,594)         191,750

  Joint ventures            28,221       31,779           60,000

  Property, plant
    and equipment          467,109    1,251,704        1,718,813
    Less accumulated
      depreciation and
      depletion            107,338     (107,338)             -
                         ---------    ----------        --------
                           359,771    1,359,042        1,718,813

  Receivable from
    parent company             -         28,974           28,974
  Deferred tax asset         8,652       (8,652)             -
  Other assets and
    deferred charges        18,223       68,154           86,377
                         ---------   ----------        --------
     Total assets         $612,211   $1,473,703       $2,085,914
                         =========   ==========       ==========

Liabilities and Shareholders' Equity:
  Accounts payable        $ 13,351                       $13,351
  Accrued liabilities       41,565       89,981          131,546
  Short-term bank loans        -        740,000          740,000
  Income taxes payable       5,659                         5,659
    Total current        ---------    ----------        --------
      liabilities           60,575      829,981          890,556

  Long-term debt            50,000      170,000          220,000
  Postretirement benefits
    other than pensions    121,969      (31,356)          90,613
  Deferred taxes                        538,019          538,019
  Payable to affiliates        -            381              381
  Other liabilities         31,228       15,117           46,345
                          ---------   ----------        --------
    Total liabilities      263,772    1,522,142        1,785,914

Shareholders' Equity:
  Common stock              26,155      (25,972)             183
  Warrants to purchase
    common stock            10,764      (10,764)             -
  Additional
    paid-in capital        174,657      125,160          299,817
  Retained earnings        312,064     (312,064)             -
  Treasury stock, at cost (175,201)     175,201              -
    Total shareholders'   ---------   ----------        --------
      equity               348,439      (48,439)         300,000
    Total liabilities
      and shareholders'   ---------   ----------      ----------
      equity              $612,211   $1,473,703       $2,085,914
                         =========   ==========       ==========

The above opening balance sheet adjustments include the following items to properly reflect the fair value of the Company's assets and liabilities as of October 1, 1999, in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

Adjustments to current assets includes the reclassification of current deferred tax assets to long-term deferred taxes, and the write-off of the September 30, 1999 prepaid stripping balance.

The Company's investment in joint ventures was written up to its fair market value as of October 1, 1999.

Property, plant and equipment balances were revalued as of October 1, 1999 and accumulated depletion and depreciation balances were written off.

A receivable was recorded for funds borrowed by the Company and advanced to Dyckerhoff AG as of October 1, 1999.

The long-term deferred tax asset was reclassified to long-term deferred taxes as of October 1, 1999.

The adjustment to other assets and deferred charges includes the write-up of the prepaid pension balance to the pension plan assets in excess of the projected pension benefit obligation as of October 1, 1999, and the write-off of long-term prepaid stripping. Also included in other assets and deferred charges at October 1, 1999 is an escrow account to redeem the rights to receive $50 per common share not tendered at the acquisition date.

Accrued liabilities at September 30, 1999 were adjusted to record liabilities as of the purchase date for legal, audit and printing acquisition costs, various acquisition transaction fees, a prepayment penalty on the Company's senior notes which became due and payable due to the purchase of the Company, and other costs to be incurred which are directly related to the acquisition. A liability for outstanding options and warrants was recorded for the purchase price of those securities. In addition, a liability was set up for the common shares which were converted to rights to receive $50 per common share not tendered at the acquisition date.

Pursuant to the merger agreement, $910,000,000 became the obligation of the Company, of which $740,000,000 was classified as short-term and $170,000,000 was considered long-term.

The liability for other postretirement employee benefits was adjusted to record the accumulated postretirement benefit obligation in excess of plan assets as of October 1, 1999.

The tax effect of the difference between the book and tax basis of the opening balance sheet adjustments was included in deferred taxes as of October 1, 1999, in addition to the reclassification of the deferred tax asset amounts.

A payable to affiliates was recorded for acquisition costs paid for by the Company's U.S. parent Dyckerhoff, Inc.

Other liabilities were adjusted for certain compensation and other costs related to the "change of control" of the Company.

Shareholders' equity was adjusted to eliminate historical retained earnings as of September 30, 1999, to write-off the predecessor company equity balances and to set up the successor company $0.01 par value common stock and additional paid-in capital.




26. Pro Forma Information

The following pro forma condensed financial information of the Company and its subsidiaries illustrates the estimated financial effects of the purchase of the Company. Pro forma statement of operations data is presented for the year ended December 31, 1999, as if the transaction had occurred prior to January 1, 1999. The pro forma data is unaudited.


Lone Star Industries, Inc.
Pro Forma Consolidated Statement of Operations (Unaudited)
For the Year Ended December 31, 1999
(In Thousands Except Per Share Amounts)

                              Three       Nine
                              Months     Months
                              Ended       Ended                  Twelve
                           December 31, September 30,            Months
                              1999         1999     Pro Forma   Pro Forma
                            Historical  Historical  Adjustments  Results
                             --------   --------     -------    --------
 Revenues:
   Net sales                 $ 92,638   $281,604         -      $374,242
   Joint venture income         2,116      6,454      (1,251)      7,319
   Other income, net            1,259      6,476      (3,626)      4,109
                             --------   --------     -------    --------
                               96,013    294,534      (4,877)    385,670
 Deductions from revenues:
   Cost of sales               47,101    161,909         697     209,707
   Selling, general and
     administrative expenses    6,373     18,720       1,845      26,938
   Depreciation and depletion  10,193     18,227      11,101      39,521
   Interest expense            14,084      1,560      45,264      60,908
                             --------   --------     -------    --------
                               77,751    200,416      58,907     337,074

 Income before income taxes    18,262     94,118     (63,784)     48,596
 Provision for income taxes    (6,197)   (31,765)     21,527     (16,435)
                              --------   --------     -------    --------
 Net income                   $12,065    $62,353    ($42,257)    $32,161

Weighted average common shares outstanding:
  Basic                        18,388     19,687                  18,333
                               ======     ======                  ======
  Diluted                      18,490     24,210                  18,483
                               ======     ======                  ======
 Earnings per common share:
  Basic                         $0.66      $3.17                   $1.75
                               ======     ======                  ======
  Diluted                       $0.65      $2.58                   $1.74
                               ======     ======                  ======

The above pro forma condensed financial information includes the following estimated adjustments that would have been recorded if the purchase of the Company had occurred prior to January 1, 1999.

Joint venture income has been adjusted for the change in the amortization of the difference between the Company's investment in and its share of the underlying assets of Kosmos Cement Company.

Other income has been reduced by the amount of interest which would not have been earned if the purchase of the Company had occurred prior to January 1, 1999.

Cost of sales has been adjusted for the change in pension and other postretirement employee benefit expense.

Selling, general and administrative expenses have been adjusted for the decrease in pension income and the increase in other postretirement employee benefit expense.

Depreciation and depletion has been adjusted for the additional depreciation and depletion on the write-up of fixed assets and mineral reserves.

Interest expense has been adjusted for the additional estimated interest costs that would have been incurred if the Company had been purchased prior to January 1, 1999.

The provision for income taxes has been adjusted for the tax effect of the above estimated adjustments.


27. Asset Dispositions

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

The operations sold in 1997 and 1998 contributed the following results for the period through their respective dates of disposition (in thousands):

                                For the Year Ended December 31, 1997

Net sales                                     $40,326
Pre-tax income                                $ 1,011




28. Environmental Regulation

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

The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-saving energy source, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant, and the Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status, which recertification will be required again after the Company's expansion of the Greencastle plant later this year. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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

The December 31, 1999 consolidated balance sheet includes accruals of $6,090,000 which represent the Company's current estimate of its liability related to future remediation costs at sites where known environmental conditions exist. The Company believes these reserves to be adequate for known environmental matters.


29.  Legal Proceedings

From time to time the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable.


30. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands except per share data):

                                 Predecessor              | Successor
                                  Company                 |  Company
                                            Quarter       |
1999                      First      Second      Third    |  Fourth
Net sales               $ 66,663   $102,066    $112,875   | $ 92,638
Gross profit            $ 19,050   $ 37,626    $ 45,010   | $ 35,358
Net income              $  9,646   $ 22,879    $ 29,828   | $ 12,065
Basic earnings per                                        |
  common share          $   0.48   $   1.17    $   1.54   | $   0.66
Diluted earnings per                                      |
  common share          $   0.39   $   0.95    $   1.25   | $   0.65

                                    Predecessor Company
                                            Quarter
1998                     First      Second       Third       Fourth
Net sales               $ 57,794   $ 97,702    $104,010     $ 87,559
Gross profit            $ 13,612   $ 36,459    $ 43,543     $ 31,321
Net income              $  7,061   $ 22,412    $ 28,750     $ 18,059
Basic earnings per
  common share          $   0.33   $   1.05    $   1.39     $   0.93
Diluted earnings
  per common share      $   0.26   $   0.81    $   1.08     $   0.73

(1) Gross profit is net of depreciation and depletion expense relating to cost of sales of $10,179,000, $18,009,000 and $21,566,000 in the three months ended December 31, 1999, the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.
(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1999 and 1998 does not equal the total computed for the year.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

     Michael B. Clarke, 53, has been a director since the Acquisition. He was President and Chief Executive Officer of Dyckerhoff, Inc. (Lone Star's parent after the Acquisition) since 1997; President and Chief Executive Officer of Glens Falls Cement Company Inc. since 1988 and President of Glens Falls Lehigh Cement Company since 1999.

     Philipp Magel, 62, has been a director since the Acquisition. He has been a member of the Board of Managing Directors of Dyckerhoff AG since 1992.

     Felix Pardo, 62, has been a director since the Acquisition. He has been Chairman of Dyckerhoff, Inc. since 1998; President and Chief Executive Officer of Phillip Services, Inc. in 1998; and President and Chief Executive Officer of Ruhr-American Coal Corp. from 1992 to 1998.

     Alexander Roentgen, 41, has been a director since the Acquisition. He has been a member of the Board of Managing Directors of Dyckerhoff Zement International GmbH since May 1999. He formerly held several management positions at Asea Brown Boveri from 1993 to 1999.

     Peter Steiner, 40, has been a director since the Acquisition. He has been a member of the Board of Managing Directors of Dyckerhoff AG since 1998. He was formerly a member of the Board of Managing Directors of SUBA Bau AG.

     William M. Troutman, 59, has been a director since 1992. In connection with the Acquisition he retired as President and Chief Executive Officer of the Company where he had been an officer for more than five years.

     All of the directors' terms of office continue until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified.

Executive Officers

The following table sets forth certain information regarding the executive officers of the Company.

Name                 Age    Office And Year In Which Individual
                             First Became An Executive Officer

Felix Pardo          62   Chairman of the Board (1999)
Michael B. Clarke    53   President and Chief Executive Officer (1999)
Roger J. Campbell    62   Executive Vice President - Cement Operations (1986)
William J. Caso      55   Vice President - Taxes and Insurance (1994)
Thomas S. Hoelle     47   Vice President - General Manager, Slag
                          Operations (1994)
Gerald F. Hyde, Jr.  56   Vice President - Personnel and Labor
                          Relations (1983)
James W. Langham     40   Vice President, General Counsel and
                          Secretary (1995)
Harry M. Philip      51   Vice President - Cement Manufacturing (1994)
Michael W. Puckett   54   Vice President - Cement Sales and Concrete
                          Operations (1985)
William E. Roberts   60   Vice President, Chief Financial Officer,
                          Controller and Treasurer  (1988)

     All of the executive officers' terms of office continue until the next annual meeting of the Company's stockholders and until their successors have been elected and qualified. All of the executive officers have been employed by the Company as an officer for more than five years, except for Messrs. Pardo and Clarke (see information under "Board of Directors") and Mr. Langham, who for more than five years prior to joining the Company was an attorney in New York City.



ITEM 11.  EXECUTIVE COMPENSATION.

     The following table shows, for the three fiscal years ended December 31, 1999, the compensation paid by the Company to its Chief Executive Officer and four other most highly paid executive officers.

Summary Compensation Table


                             Annual Compensation (1)
          (a)               (b)     (c)      (d)     (e)         (i)

                                                    Other        All
                                                    Annual       Other
                                                  Compensation   Compensation
Name and Principal          Year   Salary   Bonus    (2)         (2)
Position

Michael B. Clarke           1999 $ 66,923 $ 75,000     -      $   316
   President and Chief
   Executive Officer after
   Acquisition

William M. Troutman         1999  386,187  433,000  4,191,293  11,998
  President and Chief       1998  406,667  400,000    -        19,630
  Executive Officer until   1997  382,788  350,000    -        88,134
  Acquisition

Roger J. Campbell           1999  200,564  206,000    -        14,263
  Executive Vice President- 1998  193,167  190,000    -        13,686
  Cement Operations         1997  187,083  185,000    -        13,660

Michael W. Puckett          1999  190,008  195,000    -        14,483
  Vice President - Cement   1998  183,000  180,000    -        11,842
  Sales and Concrete        1997  177,083  175,000    -        12,231
  Operations

William E. Roberts          1999  195,286  200,000    -        12,410
   Vice President, Chief    1998  188,083  185,000    -        10,833
   Financial Officer,       1997  179,166  175,000    -        10,319
   Controller and Treasurer
------------

(1) Perquisites and other personal benefits were less than either $50,000 or 10% of the total annual salary and bonus for 1997, 1998 and 1999 for each of the named executive officers.

(2) Other Annual Compensation in 1999 for Mr. Troutman consisted of the following amounts required by the "Change in Control" provisions of Mr. Troutman's employment agreements which were triggered by the Acquisition:
(i) severance pay equal to two and one-half years' salary and medical and certain other benefits during this severance period and (ii) the price of an annuity purchased to provide Mr. Troutman with certain annual retirement benefits and a related tax gross-up. Components of All Other Compensation include (a) Company contributions under the Savings Plan for Salaried Employees; (b) Company contributions under the Employee Stock Purchase Plan (which was terminated as a result of the Acquisition); (c) group term life insurance premiums; and (d) in 1997, relocation costs reimbursed to Mr. Troutman.



Employment and Change of Control Agreements

     The Company has change of control agreements with Messrs. Campbell, Puckett and Roberts. Pursuant to these agreements, in the event his employment is not continued on a substantially equivalent basis for a year following a change of control, or if for any reason he elects to terminate his employment during a thirty-day period commencing on the first anniversary of the change of control, the officer is entitled to severance pay equal to two and one-half years' base salary and to medical and certain other benefits including pension accruals for this two and one-half year period. The Acquisition was a change of control for these purposes. All payments under the change in control agreements will be "grossed up" to reimburse the executive for any excise tax imposed by Section 4999 of the Code. Each of these officers is entitled to lifetime executive retiree life insurance and medical benefits.


Stock Options

     In connection with the Acquisition, the Company repurchased 100,000 stock options from Mr. Troutman for aggregate gross proceeds to Mr. Troutman of $4,231,250 and 38,500 options from Mr. Roberts for aggregate gross proceeds of $1,629,031.


Pension Plan

     The following table shows the estimated annual benefit payable upon retirement to persons in specified compensation and years of credited service classifications under the Lone Star Salaried Employees' Pension Plan and Supplemental Executive Retirement Plan:


              Estimated Annual Pension Benefit Payable at Normal Retirement
Assumed Average      Assuming the Following Years of Credited Service
   Annual          10        15        20        25        30        35
Compensation

$	125,000      $ 17,600  $ 26,400  $ 35,200  $ 44,000  $ 52,800  $ 62,000
	 150,000        21,600    32,400    43,200    54,000    64,800    76,000
 	175,000        25,600    38,400    51,200    64,100    76,900    90,100
	 200,000        29,600    44,500    59,300    74,100    88,900   104,100
	 250,000        37,700    56,500    75,300    94,200   113,000   132,200
	 300,000        45,700    68,500    91,400   114,200   137,100   160,300
	 350,000        60,700    80,600   107,400   134,300   161,200   188,400
	 400,000        61,800    92,600   123,500   154,400   185,300   216,500
	 450,000        69,800   104,700   139,600   174,400   209,300   244,600
	 500,000        77,800   116,700   155,600   194,500   233,400   272,700

     The compensation covered by the qualified plan includes base pay, subject to ERISA limitations of $228,860 for 1992, $235,840 for 1993, and $150,000 for 1994 through 1996 and $160,000 for 1997, 1998, 1999 and later years. The compensation covered by the supplemental executive retirement plan includes base pay plus bonuses with no limitation.

     The years of credited service for Michael B. Clarke, William M. Troutman, Roger J. Campbell, Michael W. Puckett and William E. Roberts are 26, 17, 14, 30 and 25, respectively.

     The qualified plan benefits are payable for the lifetime of the individuals, while the supplemental benefits are payable as a lump sum. The benefits shown are payable without reduction at age 62 or later, and are not subject to any deductions or offsets. However, ERISA currently limits benefits payable at age 65 to $118,800 for 1994, $120,000 for 1995 and 1996,
$125,000 for 1997, $130,000 for 1998 and 1999.





Directors' Compensation

     No director receives fees or compensation for acting as a director except for Mr. Troutman, who receives $2,000 per meeting he attends.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As a result of the Acquisition, in excess of 99 percent of the equity ownership of the Company is owned indirectly by Dyckerhoff AG, Biebricher Strasse, 65203 Wiesbaden, Germany. No directors or executive officers own any equity securities of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As a result of the Acquisition, the Company has become obligated to repay approximately $910 million of indebtedness incurred indirectly by Dyckerhoff AG to purchase the Company. A portion of this debt has been refinanced by the issuance of Euro debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial
Condition".   The Company currently owes $36.6 million to Dyckerhoff, Inc.
and Glens Fall Cement Co., Inc., an affiliate. This loan currently bears interest at 5% percent of the average outstanding balance, compounded monthly. The Company is currently owed $21.8 million by Dyckerhoff AG, which loan currently bears interest at a rate of 5.535% per annum.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements and Schedule: See Index to Financial Statements and Schedule on page 17 of this Report.

          2.  Exhibits:

3.1 -- Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999).

3.2 -- Amended By-Laws (incorporated herein by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

10.3 -- Terms and Conditions of Euro Bonds (filed herewith).

10.4 -- Term Loan Facilities Agreement, dated as of September 1, 1999, by and among Dyckerhoff AG, the Company, Deutsche Bank AG and Dresdner Bank AG (incorporated herein by referenced to Exhibit (b)(1) of Schedule 14D-1, dated September 3, 1999, filed by Level Acquisition Corp. and Dyckerhoff AG).

*10.5 -- Form of Indemnification Agreement entered into between Lone Star Industries, Inc. and directors and an executive officer (incorporated herein by reference to Exhibit 10G of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

*10.6 -- Form of "Change of Control" agreement for certain executive officers of Lone Star Industries, Inc. (incorporated herein by reference to Exhibit
10.10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

21 -- Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

27 -- Financial Data Schedule (filed herewith).

      (b) Reports on Form 8-K.
          Form 8-K, October 1, 1999 - Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits
          Form 8-K, November 29, 1999 - Item 4 - Change in Registrant's Certifying Accountants
-----------------
* Indicates management contract or compensatory plan or arrangement.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LONE STAR INDUSTRIES, INC.
                                         By:    /s/ James W. Langham
                                         ---------------------------------
                                                  JAMES W. LANGHAM
                                                  Vice President, General
                                                   Counsel and Secretary
                                                   Date: March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title Or Capacity             Date
      ----                           ---------                ---------

/s/ FELIX PARDO         Director and Chairman of the Board   March 24, 2000
----------------
    FELIX PARDO

/s/ MICHAEL B. CLARKE   Director, President and Chief        March 24, 2000
---------------------   Executive Officer
    MICHAEL B. CLARKE

/s/ WILLIAM E. ROBERTS  Vice President, Chief Financial      March 24, 2000
----------------------  Officer, Controller and Treasurer
    WILLIAM E. ROBERTS

/s/ PHILIPP MAGEL       Director                             March 24, 2000
--------------------------
    PHILIPP MAGEL

/s/ ALEXANDER ROENTGEN  Director                             March 24, 2000
-------------------------
    ALEXANDER ROENTGEN

/s/ PETER STEINER       Director                             March 24, 2000
------------------------
    PETER STEINER

/s/ WILLIAM M. TROUTMAN Director                             March 24, 2000
- -----------------------
    WILLIAM M. TROUTMAN





LONE STAR INDUSTRIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1999, 1998 and 1997
(In Thousands)

                                       Additions
                       Balance     Charged                            Balance
                         at           to     Charged                    at
                       Beginning    Costs      to                       End
                         Of          and      Other                      of
    Description        of Period  Expenses  Accounts(2)  Deductions(1)  Period

For the Year Ended December 31, 1999
Allowance for doubtful
  accounts deducted
  from notes and
  accounts receivable   $3,535      12         -            100        $3,447

For the Year Ended December 31, 1998
Allowance for doubtful
  accounts deducted
  from notes and
  accounts receivable   $3,838      48           7          358        $3,535

For the Year Ended December 31, 1997
Allowance for doubtful
  accounts deducted
  from notes and
  accounts receivable   $5,099     124         364        1,749        $3,838


(1) Deductions in the years ended December 31, 1999, 1998 and 1997 primarily represent uncollectible accounts charged off. Deductions in the year ended December 31, 1997 partly represent the allowance related to the New York construction aggregates operations which were sold in 1997.

(2) Represents recoveries of accounts previously charged off, and reserves related to dispositions.