Form 10-Q
period 2000-03-31
LONE STAR INDUSTRIES INC
filed 2000-05-12
CIK 60195

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No



The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000:

       Common Stock, par value $.01 per share - 18,342,605 shares












                            TABLE OF CONTENTS



                                                                 PAGE


PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Statements of Operations - For the
              Three Months Ended March 31, 2000 and 1999
              (Unaudited)...........................................3

           Consolidated Statements of Retained Earnings -
              For the Three Months Ended March 31, 2000 and
              1999 (Unaudited)......................................4

           Consolidated Balance Sheets - March 31, 2000
              (Unaudited) and December 31, 1999.....................5

           Consolidated Statements of Cash Flows - For the
              Three Months Ended March 31, 2000 and 1999
              (Unaudited)...........................................6

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

PART II.   OTHER INFORMATION.......................................18

SIGNATURES.........................................................19





PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          LONE STAR INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                   Successor  |    Predecessor
                                    Company   |     Company
                                              |
                                For the Three |    For the Three
                                 Months Ended |    Months Ended
                                   March 31,  |     March 31,
                                      2000    |        1999
                               ______________ |  ______________
                                              |
Revenues:                                     |
 Net sales                       $ 71,635     |   $ 66,663
 Joint venture income                 949     |        842
 Other income, net                  1,112     |      2,255
                                 --------     |   --------
                                   73,696     |     69,760
                                 --------     |   --------
                                              |
Deductions from revenues:                     |
 Cost of sales                     45,336     |     41,633
 Selling, general and                         |
    administrative expenses         6,991     |      6,787
 Depreciation and depletion         9,471     |      6,053
 Interest expense                  15,283     |        727
                                 --------     |   --------
                                   77,081     |     55,200
                                 --------     |   --------
                                              |
Income (loss) before income                   |
   taxes                           (3,385)    |     14,560
                                              |
Provision (credit) for                        |
   income taxes                     1,096     |     (4,914)
                                 --------     |   --------
                                              |
Net income (loss) applicable                  |
    to common stock             $  (2,289)    |   $  9,646
                                =========     |   ========
Weighted average common shares                |
    outstanding:                              |
 Basic                             18,339     |     20,167
                                 ========     |   ========
 Diluted                           18,339     |     24,685
                                 ========     |   ========
                                              |
Earnings (loss) per common share:             |
 Basic                           $  (0.12)    |    $  0.48
                                 ========     |   ========
 Diluted                         $  (0.12)    |    $  0.39
                                 ========     |   ========


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.




                           LONE STAR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS(Unaudited)
                                (In Thousands)

                                 Successor     |   Predecessor
                                  Company      |     Company
                                               |
                               For the Three   |   For the Three
                                    Months     |      Months
                               Ended March 31, |   Ended March 31,
                                     2000      |       1999
                               --------------  |   -------------
Retained earnings, beginning                   |
    of period                   $   12,065     |  $  252,671
                                               |
Net income (loss)                   (2,289)    |       9,646
                                               |
Dividends                              -       |      (1,015)
                                ----------     |   ---------
Retained earnings, end                         |
    of period                   $    9,776     |  $  261,302
                                ==========     |  ==========



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.





                          LONE STAR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                        Successor Company

                                       March 31,   December 31,
                                         2000          1999
                                     -----------   -----------
                                     (Unaudited)
Assets:
   Current assets:
    Cash including cash
       equivalents of $719 and $594     $   897       $   787
    Accounts and notes receivable, net   34,783        32,866
    Inventories:
      Finished goods                     27,962        17,768
      Work in process and
        raw materials                    13,289        10,021
      Supplies and fuel                  25,075        26,374
                                     ----------    ----------
                                         66,326        54,163
    Other current assets                  2,910         2,491
                                     ----------    ----------
      Total current assets              104,916        90,307

   Joint ventures                        66,565        62,616

   Property, plant and equipment      1,790,369     1,761,734
   Less accumulated depreciation
      and depletion                      19,663        10,193
                                     ----------    ----------
                                      1,770,706     1,751,541

   Receivable from parent company        42,883        59,340
   Other assets and deferred charges     48,198        47,264
                                     ----------    ----------
      Total assets                   $2,033,268    $2,011,068
                                     ==========    ==========

Liabilities and Shareholders' Equity:
   Current Liabilities:
    Accounts payable                 $   25,680    $   23,796
    Accrued liabilities                  63,576        59,693
    Short-term bank loans               439,450       419,450
    Income taxes payable                    941         2,101
                                     ----------    ----------
      Total current liabilities         529,647       505,040

   Long-term debt                       490,550       490,550
   Postretirement benefits
      other than pensions                91,197        90,919
   Deferred taxes                       542,926       542,926
   Payable to affiliated companies       36,431        36,079
   Other liabilities                     32,741        33,489
   Contingencies (See Notes 7 and 8)  ----------    ----------
       Total liabilities              1,723,492      1,699,003
                                      ----------     ---------
Shareholders' Equity:
  Common stock                              183           183
  Additional paid-in capital            299,817       299,817
  Retained earnings                       9,776        12,065
                                     ----------    ----------
      Total shareholders' equity        309,776       312,065
                                     ----------    ----------
      Total liabilities and
         shareholders' equity      $  2,033,268   $ 2,011,068
                                   ============    ==========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.













LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                    Successor  |     Predecessor
                                     Company   |        Company
                                               |
                                 For the Three |   For the Three
                                  Months Ended |    Months Ended
                                    March 31,  |      March 31,
                                      2000     |       1999
                                 ------------  |   -------------
                                               |
Cash Flows from Operating Activities:          |
                                               |
Net (loss) income                  $   (2,289) |    $    9,646
Adjustments to arrive at net                   |
  cash (used) provided                         |
  by operating activities:                     |
 Depreciation and depletion             9,471  |         6,053
    Deferred income taxes                 -    |         2,002
 Changes in operating assets and liabilities:  |
    Accounts and notes receivable      (1,769) |          (901)
    Inventories and other current              |
       assets                         (12,582) |        (9,370)
    Accounts payable and accrued               |
       liabilities                      8,004  |        (5,590)
  Equity income, net of dividends              |
     received                            (949) |           (92)
 Other, net                              (509) |           568
                                    ---------  |     ----------
Net cash (used) provided by                    |
   operating activities                  (623) |         2,316
                                               |
Cash Flows from Investing Activities:          |
                                               |
Capital expenditures                  (32,055) |       (16,301)
Proceeds from sales of assets              48  |            64
Advances to equity investees           (3,000) |        (1,800)
                                    ---------  |     ----------
Net cash used by investing                     |
   activities                         (35,007) |       (18,037)
                                               |
Cash Flows from Financing Activities:          |
                                               |
Proceeds from short-term debt          20,000  |           -
Net repayment of intercompany                  |
   advances                            16,324  |           -
Proceeds from exercise of warrants         70  |         1,800
Purchase of warrants                     (654) |            -
Purchase of treasury stock                -    |          (267)
Dividends paid                            -    |        (1,015)
Proceeds from exercise of options         -    |            22
                                    ---------- |       ---------
Net cash provided by                           |
   financing activities                35,740  |           540
                                               |
Net increase (decrease) in cash                |
   and cash equivalents                   110  |       (15,181)
                                               |
Cash and cash equivalents, beginning           |
   of period                              787  |       120,161
                                   ----------  |     ---------
Cash and cash equivalents, end                 |
   of period                       $      897  |    $  104,980
                                   ==========  |     =========

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of the Financial Statements.




             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and the cash flows for the three months ended March 31, 2000 and 1999.

In September 1999, the Company entered into a merger agreement with Level Acquisition Corp., an indirect, wholly-owned subsidiary of Dyckerhoff AG ("Dyckerhoff"). This agreement provided for the acquisition of the Company by Dyckerhoff and was completed in October 1999. Under the agreement, Dyckerhoff completed an all-cash tender offer for the Company's outstanding common stock at a price of $50 per share and outstanding warrants at a price of $81.25 per warrant. The total purchase price was approximately $1,200,000,000, including debt assumed.

The acquisition was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the Company's consolidated financial statements for periods prior to October 1, 1999, are not comparable to consolidated financial statements presented on or subsequent to October 1, 1999. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the successor and predecessor companies.

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.


Note 2 - Warrants

During the first quarter of 2000, the Company purchased 8,045 warrants for $654,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the three months ended March 31, 2000 and 1999 was $10,632,000 and $1,854,000, respectively. Income taxes paid during the three months ended March 31, 2000 and 1999 were $44,000 and $848,000, respectively.


Note 4 - Interest

Interest expense of $16,570,000 and $945,000 has been accrued during the three months ended March 31, 2000 and 1999. Interest capitalized during the three months ended March 31, 2000 and 1999 was $1,287,000 and $218,000, respectively.


Note 5 - Earnings Per Share

Basic and diluted earnings per common share for the three months ended March 31, 2000 and basic earnings per common share for the three months ended March 31, 1999 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended March 31, 1999 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                                     For the Three Months Ended March 31,
                                              2000           1999
                                        --------------     ------------
Weighted average common shares             18,338,531      20,166,935
Effect of dilutive securities:
   Warrants                                   136,874       4,304,227
   Options to purchase common stock              -            213,795
                                           ----------      ----------
Adjusted weighted average common shares	    18,475,405      24,684,957
                                           ==========      ==========

Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that the proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted, although antidilutive for the current quarter, represents the potentially dilutive effect of the securities.


Note 6 - Debt

During the first quarter of 2000, the Company borrowed an additional $20,000,000 under a variable rate term loan credit facility with banks, resulting in total outstanding debt of $930,000,000. At March 31, 2000, total debt consists of $609,450,000 under the term loan facility agreement, of which $439,450,000 is due in August 2000 and $170,000,000 is payable in installments from 2001 through 2004. In addition, the Company has EUR 300,000,000 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320,550,000, with an average U.S. dollar interest rate of 7.84% for five years. The Company intends to refinance the short-term bank loans prior to their due date.

In April 2000, the Company entered into a $30,000,000 unsecured revolving credit agreement. Advances under this agreement bear interest at a rate which, at the Company's option, is either fixed at a Eurodollar rate or other agreed upon rate or a floating prime rate. A fee of 0.125% is charged on the unused portion of the credit line. The agreement expires in March of 2001. The Company also entered into a $20,000,000 uncommitted line of credit facility. Advances under this agreement bear interest at a rate which, at the Company's option is either fixed at a Eurodollar rate or other agreed upon rate or a floating prime rate. The Company's existing $100,000,000 unsecured revolving credit facility was cancelled.


Note 7 - Environmental Regulation

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



Note 8 - Legal Proceedings

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










ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     In September 1999, the Company entered into a merger with Level Acquisition Corp., an indirect, wholly-owned subsidiary of Dyckerhoff AG ("Dyckerhoff"). This agreement provided for the acquisition of the Company by Dyckerhoff and was completed in October 1999.

     As of October 1, 1999, in accordance with Accounting Principles Board opinion No. 16, "Business Combinations", the Company recorded the acquisition by Dyckerhoff as a purchase and the Company recorded its assets and liabilities at fair value as of October 1,1999. Accordingly, the Company's consolidated financial statements for the periods prior to October 1, 1999, are not comparable to consolidated financial statements presented on or subsequent to October 1, 1999. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the successor and predecessor companies.

     During the first quarter of 2000, the Company borrowed an additional $20.0 million under a variable rate term loan credit facility with banks, resulting in total outstanding debt of $930.0 million. At March 31, 2000, total debt consists of $609.5 million under the term loan facility agreement, of which $439.5 million is due in August 2000 and $170.0 million is payable in installments from 2001 through 2004. In addition, the Company has EUR 300.0 million 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320.6 million, with an average U.S. dollar interest rate of 7.84% for five years. The Company intends to refinance the short-term bank loans prior to their due date. The Company believes that funds generated by operations and repayment of funds advanced by the Company to Dyckerhoff AG will be adequate to cover current working capital and capital expenditure needs.

     Cash used from operating activities of $0.6 million for the three months ended March 31, 2000 primarily reflect the net operating loss, partly offset by changes in working capital.

     During the three months ended March 31, 1999, investing activities used $35.0 million, primarily representing $32.1 million for capital expenditures and a $3.0 million advance to Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

     Net cash inflows from financing activities of $35.7 million for the three months ended March 31, 2000 primarily reflect borrowings of short-term debt of $20.0 million, $16.3 million received from the parent for repayment of advances and $0.1 million proceeds from the exercise of warrants, offset by $0.7 million paid for the purchase of warrants.

     At March 31, 2000 current liabilities exceeded current assets by $424.7 million as compared to $414.7 million on December 31, 1999. Current assets increased $14.6 million primarily due to higher accounts receivable and inventory balances. Current liabilities increased $24.6 million due to an increase in short-term bank loans, accounts payable and accrued expenses.

     Investments in joint ventures increased $3.9 million due to a $3.0 million advance to Kosmos Cement Company and the Company's share of Kosmos' equity earnings. Net property, plant and equipment increased $19.2 million reflecting capital expenditures, partly offset by depreciation expense.

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

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the first quarter of 2000 did not have a material effect on the financial condition or cash flows of the Company.


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

Market Risk

     The Company is exposed to various market risks, including foreign currency risk, interest rate risk and credit risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange rates and interest rates, and changes in economic conditions. In order to manage and reduce the impact of adverse market changes, the Company has entered into certain derivative agreements. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company regularly monitors its foreign currency, credit risk and interest rate exposures.

Foreign exchange risk

     The Company is exposed to foreign exchange rate risk associated with its outstanding Eurobonds. At March 31, 2000, the value of the Euro against the U.S. dollar was favorable to the Company. However, a 10% appreciation or 10% depreciation of the U.S. dollar against the Euro could represent a material impact on fair value, earnings or cash flows. In order to eliminate this foreign exchange risk, the Company entered into
cross currency swap agreements during 1999.   At March 31, 2000,
the Company held cross currency swap contracts of EUR 300.0 million effectively fixing the Euro debt in the amount of $320.6 million with an average fixed interest rate of 7.84% for five years.

Credit risk

     The Company attempts to reduce its exposure to credit risk associated with counter-parties by entering into derivative contracts with only major financial institutions. At March 31, 2000, the Company had no credit risk related to these contracts as the value of the dollar against the Euro resulted in a favorable position. However, the depreciation of the U.S. dollar against the Euro in the future may have an unfavorable impact on earnings and cash flows in the event of non-performance by the counter-party.

Interest rate risk

     Interest rate changes would result in gains or losses in the fair value of debt and other financing instruments held by the Company. Generally, the fair market value of fixed interest rate debt will increase as the interest rates fall and decrease as the interest rates rise. The estimated fair value of the Company's total Euro debt at March 31, 2000 is the same as its carrying value due to its recent issue. A one percent increase from prevailing interest rates at March 31, 2000 would result in a decrease in fair value by approximately EUR 12.3 million, or $12.3 million based on quarter-end foreign currency rates. A one percent decrease would result in an increase in fair value of EUR
13.0 million, or $13.0 million based on currency rates at March 31, 2000. Fair values are based on quoted market prices of similar issues of publicly traded debt.

     The Company is exposed to fluctuations in interest rates on its long-term variable-rate borrowings. However, during the first quarter of 2000, the Company has entered into various interest rate swap and swap option agreements totaling $350.0 million with major financial institutions. The Company expects that these contracts will minimize the risk due to adverse changes in interest rates.

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


Results of Operations

     As of October 1, 1999, the Company was acquired by Dyckerhoff and the transaction was accounted for as a purchase. Operating results for the first quarter of 2000 are comparable to the prior-year period with the exception of certain purchase accounting adjustments. These purchase accounting adjustments which primarily relate to depreciation and depletion expense, pension and postretirement benefits other than pension expense are addressed in the following discussion.

     Consolidated net sales of $71.6 million during the first quarter of 2000 were $5.0 million higher than the comparable prior-year results. Cement sales were higher due to a 5% increase in cement shipments during the first quarter as compared to the prior year. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets as well as mild weather during the quarter.

     Gross profit from the Company's cement and ready-mixed concrete operations of $16.8 million for the first quarter of 2000 was $2.2 million lower than the comparable 1999 period. The purchase accounting adjustments reduced gross profit by $2.7 million. These adjustments primarily relate to increased depreciation and depletion expense associated with the write-up of fixed assets on October 1, 1999. Gross profit was favorably affected by higher cement shipments, partly offset by higher repair and maintenance costs due to timing of winter maintenance.

      Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales
(which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

     The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

     Pre-tax income from joint ventures of $0.9 million during the first quarter of 2000 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three months ended March 31, 2000 were $0.1 million higher than the prior-year period.

     Other income of $1.1 million during the first quarter of 2000 decreased $1.1 million from the comparable 1999 period. The decrease is due in part to lower interest income earned on lower short-term investment balances. In addition, last year's first quarter results included $0.7 million of income from litigation settlements.

     Selling, general and administrative expenses of $7.0 million during the first quarter of 2000 was $0.2 million higher than the comparable period in 1999, reflecting purchase accounting adjustments related to higher pension and other postretirement benefit expenses.

     Interest expense of $15.3 million during the first quarter of 2000 was $14.6 million higher than the prior-year period expense. Capitalized interest was $1.3 million and $0.2 million, respectively, for the three months ended March 31, 2000 and 1999. The increase in interest expense is due to higher debt levels during the first quarter of 2000 compared to the first quarter of 1999.

     The Company reported an income tax benefit of $1.1 million on the loss before income taxes during the first quarter of 2000, as compared to an income tax expense of $4.9 million in 1999.

     Net loss of $2.3 million during the first quarter of 2000 was $11.9 million lower than the prior-year results. This change is due to higher interest expense reflecting higher debt levels, purchase accounting adjustments primarily consisting of higher depreciation and depletion expense, higher repair and maintenance expenses and lower other income, partly offset by higher cement sales and favorable income tax benefits.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14 for disclosures about market risk.



PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The following persons have been elected officers of the Company effective as of the dates stated:

William a. Humenuk            Senior Vice President Administration
(effective March 27, 2000)    General Counsel and Secretary

John L. Quinlan               Senior Vice President Finance and
(effective May 15, 2000)      Chief Financial Officer

David Rinas                   Senior Vice President of Marketing
(effective April 1, 2000)




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Index of Exhibits:

             27. Financial Data Schedule.




























SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LONE STAR INDUSTRIES, INC.



Date: May 12, 2000                 By:  WILLIAM E. ROBERTS
                                    William E. Roberts
                                    Vice President, Chief
                                    Financial Officer,
                                    Controller and Treasurer



Date: May 12, 2000                 By:    WILLIAM A. HUMENUK
                                          William A. Humenuk
                                        Senior Vice President
                                        Administration, General
                                        Counsel and Secretary