Form 10-Q
period 2000-06-30
LONE STAR INDUSTRIES INC
filed 2000-08-11
CIK 60195

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X             No



The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000:

       Common Stock, par value $.01 per share - 18,339,259 shares





TABLE OF CONTENTS



                                                                  PAGE


PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Operations - For the
   Three and Six Months Ended June 30, 2000 and
   1999 (Unaudited)......................................3

Consolidated Statements of Retained Earnings -
   For the Three and Six Months Ended June 30, 2000
   and 1999 (Unaudited)..................................4

Consolidated Balance Sheets - June 30, 2000
   (Unaudited) and December 31, 1999.....................5

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 2000 and 1999
   (Unaudited)...........................................6

Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

PART II.   OTHER INFORMATION.......................................20

SIGNATURES.........................................................21




PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Amounts)

                           Successor Company       |  Predecessor Company
                                                   |
                         For the        For the    |   For the     For the
                          Three          Six       |   Three        Six
                          Months        Months     |   Months      Months
                          Ended          Ended     |   Ended       Ended
                         June 30,       June 30,   |   June 30,    June 30,
                          2000            2000     |    1999         1999
Revenues:                                          |
                                                   |
 Net sales                  $103,323   $ 174,958   |  $102,066     $168,729
 Joint venture income          1,058       2,007   |     2,668        3,510
 Other income, net               987       2,099   |     1,196        3,451
                            --------    --------   |  --------     --------
                             105,368     179,064   |   105,930      175,690
                            --------    --------   |  --------      --------
Deductions from revenues:                          |
 Cost of sales                66,035     111,371   |    58,529      100,162
 Selling, general and                              |
  administrative expenses      6,924      13,915   |     6,344       13,131
 Depreciation and depletion   10,053      19,524   |     5,981       12,034
 Interest expense             16,900      32,183   |       542        1,269
                            --------    --------   |  --------      --------
                              99,912     176,993   |    71,396      126,596
                            --------    --------   |  --------      --------
Income before income                               |
 taxes                         5,456       2,071   |    34,534        49,094
Provision for income taxes    (1,766)       (670)  |   (11,655)      (16,569)
                            --------    --------   |  --------      --------
Net income applicable                              |
 to common stock            $  3,690    $  1,401   |  $ 22,879     $  32,525
                            ========    ========   |  ========      ========
Weighted average common                            |
 shares outstanding:                               |
    Basic                     18,342      18,340   |    19,563       19,865
                            ========    ========   |  ========      ========
    Diluted                   18,457      18,466   |    24,013       24,353
                            ========    ========   |  ========      ========
Earnings per common share:                         |
    Basic                   $   0.20   $    0.08   |  $   1.17      $   1.64
                            ========    ========   |  ========      ========
    Diluted                 $   0.20   $    0.08   |  $   0.95      $   1.34
                            ========    ========   |  ========      ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.















LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
(In Thousands)

                               Successor Company   |    Predecessor Company
                              For the     For the  |    For the      For the
                               Three       Six     |     Three        Six
                               Months     Months   |    Months       Months
                               Ended      Ended    |     Ended        Ended
                               June 30,   June 30, |    June 30,     June 30,
                               2000         2000   |      1999          1999
Retained earnings, beginning                       |
 of period                     $9,776      $12,065 |    $261,302     $252,671
Net income                      3,690        1,401 |      22,879       32,525
Dividends                         -            -   |        (981)      (1,996)
                             ---------    ---------|   ---------     ---------
Retained earnings, end of                          |
 period                       $13,466      $13,466 |   $283,200      $283,200
                             =========    =========|   =========     =========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.
































LONE STAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                       Successor Company
                                                     June 30,     December 31,
                                                       2000           1999
                                                   (Unaudited)
Assets:
  Current assets:
    Cash including cash equivalents of $6,402
     and $594                                       $   8,354         $   787
    Accounts and notes receivable, net                 46,293          32,866
    Inventories:
       Finished goods                                  23,763          17,768
       Work in process and raw materials               14,226          10,021
       Supplies and fuel                               26,096          26,374
                                                     --------        --------
                                                       64,085          54,163

    Other current assets                                2,810           2,491
                                                     --------        --------
       Total current assets                           121,542          90,307

  Joint venture                                        71,373          62,616

  Property, plant and equipment                     1,808,619       1,761,734
  Less accumulated depreciation and depletion          29,716          10,193
                                                     --------        --------
                                                    1,778,903       1,751,541

Receivable from Parent Company                          6,001          59,340
Other assets and deferred charges                      52,167          47,264
                                                     --------        --------

       Total assets                                $2,029,986      $2,011,068
                                                   ==========      ==========
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                               $   13,559       $  23,796
    Accrued liabilities                                60,541          59,693
    Short-term bank loans                                 -           419,450
    Income taxes payable                                2,523           2,101
                                                      --------        --------
       Total current liabilities                       76,623         505,040

Long-term debt                                        930,550         490,550
Postretirement benefits other than pensions            91,475          90,919
Deferred taxes                                        542,926         542,926
Payable to affiliated companies                        40,997          36,079
Other liabilities                                      33,949          33,489
Contingencies (See notes 7 and 8)
                                                     --------        --------
       Total liabilities                            1,716,520       1,699,003

Shareholders' Equity:
  Common stock                                            183             183
  Additional paid-in capital                          299,817         299,817
  Retained earnings                                    13,466          12,065
                                                     --------        --------
       Total shareholders' equity                     313,466         312,065

       Total liabilities and shareholders'         ----------     -----------
        equity                                     $2,029,986     $ 2,011,068
                                                   ==========     ===========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


































LONE STAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                      Successor Company| Predecessor Company
                                         For the Six   |  For the Six
                                         Months Ended  |  Months Ended
                                        June 30, 2000  |  June 30, 1999
                                                       |
Cash Flow from Operating Activities:                   |
Net income                                 $   1,401   | $  32,525
Adjustments to arrive at net cash                      |
 (used) provided by operating activities:              |
    Depreciation and depletion                19,524   |    12,034
    Deferred income taxes                        -     |     6,750
    Changes in operating assets and                    |
      liabilities:                                     |
        Accounts and notes receivable        (13,170)  |   (13,349)
        Inventories and other current                  |
          assets                             (10,042)  |    (4,611)
        Accounts payable and                           |
          accrued liabilities                 (2,586)  |    (5,263)
    Joint venture income, net of dividends             |
      received                                (1,007)  |    (1,260)
    Other, net                                   780   |    (2,442)
                                             --------  |    --------
Net cash (used) provided by operating                  |
  activities                                  (5,100)  |     24,384
                                                       |
Cash Flows from Investing Activities:                  |
                                                       |
Capital expenditures                         (51,440)  |   (30,379)
Advances to joint venture                     (7,750)  |    (4,000)
Proceeds from sales of assets                    111   |       222
                                             --------  |   --------
Net cash used by investing                             |
  activities                                 (59,079)  |   (34,157)
                                                       |
Cash Flows from Financing Activities:                  |
Proceeds from long-term debt                 500,000   |       -
Repayment of long term debt                  (60,000)  |       -
Proceeds from short-term debt                 20,000   |       -
Repayment of short-term debt                (439,450)  |       -
Debt issuance cost                            (4,204)  |       -
Net repayment of intercompany advances        57,249   |       -
Proceeds from exercise of warrants                86   |     3,014
Purchase of warrants and common stock         (1,935)  |    (1,260)
Purchase of treasury stock                       -     |   (31,762)
Dividends paid                                   -     |    (1,996)
Proceeds from exercise of options                -     |        23
                                            --------   |   --------
Net cash provided (used) by financing         71,746   |   (31,981)
  activities                                 --------  |   --------
Net increase (decrease) in cash and cash               |
  equivalents                                  7,567   |    (41,754)
                                                       |
Cash and cash equivalents, beginning of period   787   |    120,161
                                            --------   |   --------
Cash and cash equivalents, end of period    $  8,354   |  $  78,407
                                            ========   |   ========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


















      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999.

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


Note 2 - Common Stock and Warrants

During the first six months of 2000, the Company purchased 23,242 warrants for $1,889,000 and 924 shares of common stock for $46,000.


Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the six months ended June 30, 2000 and 1999 was $33,427,000 and $1,859,000, respectively. Income taxes paid during the six months ended June 30, 2000 and 1999 were $228,000 and $7,057,000, respectively.





Note 4 - Interest

Interest expense of $18,262,000, $34,832,000, $945,000 and $1,890,000 has
been accrued during the three and six months ended June 30, 2000 and 1999. Interest capitalized during the three and six months ended June 30, 2000 and 1999 was $1,362,000 and $2,649,000, $403,000 and $621,000, respectively.


Note 5 - Earnings Per Share

Basic earnings per common share for the three and six months ended June 30, 2000 and 1999 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended June 30, 2000 and 1999 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                       For the Three Months
                                          Ended June 30,
                                      -----------------------
                                       2000           1999
                                     ---------- ------------
Weighted average common shares 18,342,410 19,563,056 Effect of dilutive securities:
  Warrants                             114,410       4,233,532
  Options to purchase common stock         -           216,645
Adjusted weighted                   ----------      ----------
  average common shares             18,456,820      24,013,233
                                    ==========      ==========

                                       For the Six Months
                                         Ended June 30,
                                    --------------------------
                                       2000           1999

Weighted average common shares 18,340,471 19,864,995 Effect of dilutive securities:
  Warrants                             125,642      4,272,535
  Options to purchase common stock        -           215,344
                                    ----------     ----------
Adjusted weighted
  average common shares             18,466,113     24,352,874
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


Note 6 - Debt

During the first quarter of 2000, the Company borrowed an additional $20,000,000 under a variable-rate term loan credit facility with banks.

In June 2000, the Company completed two debt offerings consisting of $350,000,000 9.25% bonds due in 2010 and $150,000,000 8.85% bonds due in
2005. The Company incurred approximately $4,200,000 in costs related to the issuance of this debt. These costs will be amortized over the life of the bonds. Interest payments on these bonds are due semi-annually. The Company utilized the proceeds of these debt offerings to repay $499,450,000 of its variable-rate term loan facility, including $439,450,000, which was due in August 2000.

At June 30, 2000, total outstanding debt was $930,550,000 consisting of the $500,000,000 in fixed-rate bonds and $110,000,000 under its variable-rate term loan facility. The term loan facility is payable in installments from 2001 through 2004. In addition, the Company has EUR 300,000,000 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320,550,000, with an average U.S. dollar interest rate of 7.84% for five years.

In April 2000, the Company entered into a $30,000,000 unsecured revolving credit agreement. Advances under this agreement bear interest at a rate which, at the Company's option, is either fixed at a Eurodollar rate or other agreed upon rate or a floating prime rate. A fee of 0.125% is charged on the unused portion of the credit line. The agreement expires in March of 2001. The Company also entered into a $20,000,000 uncommitted line of credit facility. Advances under this agreement bear interest at a rate, which, at the Company's option is either fixed at a Euro dollar rate, or other agreed upon rate or a floating prime rate. The Company's existing $100,000,000 unsecured revolving credit facility was cancelled.


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


Note 8 - Legal Proceedings

From time to time, the Company is named as a defendant in lawsuits asserting, among other things, products liability. The Company maintains such liability insurance coverage for its operations as it deems reasonable. The Company does not expect the effect of such matters to have a material adverse effect on the financial condition of the Company.







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

     During the first quarter of 2000, the Company borrowed an additional $20.0 million under a variable-rate term loan credit facility with banks. In June 2000, the Company completed two debt offerings consisting of $350.0 million 9.25% bonds due in 2010 and $150.0 million 8.85% bonds due in 2005. The Company utilized the proceeds of these offerings to repay $499.5 million of its variable-rate term loan credit facility, including $439.5 million which was due in August 2000. At June 30, 2000, total debt was $930.6 million consisting of the $500.0 million in fixed-rate bonds and $110.0 million under its variable-rate term loan facility agreement. The term loan facility is payable in installments from 2001 through 2004. In addition, the Company has EUR 300.0 million 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320.6 million, with an average U.S. dollar interest rate of 7.84% for five years. The Company believes that funds generated by operations and repayment of funds advanced by the Company to Dyckerhoff AG will be adequate to cover current working capital and capital expenditure needs.

     Cash used from operating activities of $5.1 million for the six months ended June 30, 2000 primarily reflects changes in working capital, partly offset by net income.

     During the six months ended June 30, 2000, investing activities used $59.1 million, primarily representing $51.4 million for capital expenditures and a $7.8 million advance to Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

     Net cash inflows from financing activities of $71.7 million for the six months ended June 30, 2000 primarily reflect proceeds of $500.0 million from the issuance of bonds, $20.0 million from additional borrowings under the variable-rate term loan credit facility and $57.2 million received from the parent for repayment of advances. These cash receipts were partially offset by cash outlays of $499.5 million for the repayment of a portion of the variable-rate term loan credit facility, $4.2 million for debt issuance costs related to the $500.0 million bond offerings and $1.9 million paid for the purchase of warrants and common stock.

     At June 30, 2000, net working capital was $44.9 million. At December 31, 1999, current liabilities exceeded current assets by $414.7 million. Current assets increased $31.2 million primarily due to higher short-term investments, accounts receivable and inventory balances. Current liabilities decreased $428.4 million due to the refinancing of short-term bank loans and a decrease in accounts payable.

     Investments in joint ventures increased $8.8 million due to a $7.8 million advance to Kosmos Cement Company and the Company's share of Kosmos' equity earnings net of dividends received. Net property, plant and equipment increased $27.4 million reflecting capital expenditures, partly offset by depreciation and depletion expense.

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

     The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the second quarter and first six months of 2000 did not have a material effect on the financial condition or cash flows of the Company.


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

Foreign exchange risk

     The Company is exposed to foreign exchange rate risk associated with its outstanding Eurobonds. At June 30, 2000, the value of the Euro against the U.S. dollar was favorable to the Company. However, a 10% appreciation or 10% depreciation of the U.S. dollar against the Euro could represent a material impact on fair value, earnings or cash flows. In order to eliminate this foreign exchange risk, the Company entered into cross currency
swap agreements during 1999.   At June 30, 2000, the Company held
cross currency swap contracts of EUR 300.0 million effectively fixing the Euro debt in the amount of $320.6 million with an average fixed interest rate of 7.84% for five years.

Credit risk

     The Company attempts to reduce its exposure to credit risk associated with counter-parties by entering into derivative contracts with only major financial institutions. At June 30, 2000 the Company had no credit risk related to these contracts as the value of the dollar against the Euro resulted in a favorable position. However, the depreciation of the U.S. dollar against the Euro in the future may have an unfavorable impact on earnings and cash flows in the event of non-performance by the counter-party.

Interest rate risk

     Interest rate changes would result in gains or losses in the fair value of debt and other financing instruments held by the Company. Generally, the fair market value of fixed interest rate debt will increase as the interest rates fall and decrease as the interest rates rise. The estimated fair value of the Company's $350.0 million and $150.0 million bonds at June 30, 2000 approximates the carrying value due to their recent issue. The estimated fair value of the Company's total Euro debt at June 30, 2000 would decrease approximately EUR 12.3 million or $11.7 million with a one percent increase in interest rates at June 30, 2000. A one percent decrease in prevailing interest rates would result in an increase in fair value of EUR 13.0 million, or $12.3 million. The changes are based on currency rates at June 30, 2000. Fair values are based on quoted market prices of similar issues of publicly traded debt.

     During the first quarter of 2000, the Company entered into certain interest rate hedging transactions. Due to the issuance of fixed-rate bonds in June 2000 these derivative contracts were closed at fair market value. The net gain realized on these instruments will be amortized over the life of the fixed-rate bonds.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material effect on the Company's financial statements.


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


Results of Operations

     As of October 1, 1999, the Company was acquired by Dyckerhoff and the transaction was accounted for as a purchase. Operating results for the second quarter and the first six months of 2000 are comparable to the prior-year period with the exception of certain purchase accounting adjustments. These purchase accounting adjustments, which primarily relate to depreciation and depletion expense, pension and postretirement benefits other than pension expense, are addressed in the following discussion.

     Consolidated, net sales of $103.3 million and $175.0 million, respectively, during the three and six months ended June 30, 2000 were $1.3 million and $6.2 million, respectively, higher than the comparable prior-year results. Cement sales for the first six months of 2000 were higher due to a 2% increase in cement shipments and a 1% increase in net realized selling prices as compared to the prior year. The increase in shipments is attributable to continued strong demand for cement in the Company's major markets. For the second quarter, net realized selling prices increased approximately 1% compared to the prior-year period and shipments approximated 1999 levels.

     Gross profit from the Company's cement and ready-mixed concrete operations of $27.3 million and $44.1 million for the three and six months ended June 30, 2000 were $10.4 million and $12.6 million, respectively, lower than the comparable 1999 periods. The purchase accounting adjustments reduced gross profit by $3.1 million and $5.8 million for the three and six months ended June 30, 2000, respectively. These adjustments primarily relate to increased depreciation and depletion expense associated with the write-up of fixed assets on October 1, 1999. Gross profit was also affected by higher production costs due to the extended shutdown in the second quarter in connection with the plant expansion project at the Greencastle plant.

      Included in the calculation of gross profit are sales less cost of sales including depreciation related to cost of sales
(which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

     The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

     Pre-tax income from joint ventures of $1.1 million and $2.0 million during the three and six months ended June 30, 2000 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three months and six months ended June 30, 2000 were $1.6 million and $1.5 million, respectively, lower than the prior-year period. The decrease in joint venture income reflects lower operating margins during the second quarter of 2000. This decrease was primarily due to expansion-related outages at the Kosmos Cement Company's Louisville, Kentucky plant.

     Other income of $1.0 million and $2.1 million during the three and six months ended June 30, 2000 decreased $0.2 million and $1.4 million, respectively, from the comparable 1999 periods. The decrease is due in part to lower interest income earned on lower short-term investment balances during both periods. In addition, last year's results included $0.4 million of income from litigation settlements.

     Selling, general and administrative expenses of $6.9 million and $13.9 million during the three and six months ended June 30, 2000 was $0.6 million and $0.8 million, respectively, higher than the comparable periods in 1999, primarily reflecting purchase accounting adjustments related to higher pension and other postretirement benefit expenses.

     Interest expense of $16.9 million and $32.2 million during the three and six months ended June 30, 2000 was $16.4 million and $30.9 million, respectively higher than the prior-year period expense. Capitalized interest was $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2000 and $0.4 million and $0.6 million for the comparable prior-year periods. The increase in interest expense is due to higher debt levels during the three and six months ended June 30, 2000 compared to 1999.

     Income tax expense of $1.8 million and $0.7 million during the three and six months ended June 30, 2000, was $9.9 million and $15.9 million, respectively, lower than the prior year due to lower pretax earnings.

     Net income of $3.7 million during the second quarter of 2000 was $19.2 million lower than the prior-year results. This decrease is due to higher interest expense reflecting higher debt levels, purchase accounting adjustments primarily consisting of higher depreciation and depletion expense, higher production costs, lower other income, and lower joint venture income. These items were partly offset by higher cement sales and lower income tax expense.

     Net income of $1.4 million for the six months ended June 30, 2000 was $31.1 million lower than the prior-year results. This decrease is primarily due to higher interest expense reflecting higher debt levels, purchase accounting adjustments primarily consisting of higher depreciation and depletion expense, higher production and repair and maintenance costs, lower other income and lower joint venture income. These items were partially offset by higher cement sales and lower income tax expense.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 for disclosures about market risk.








PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Index of Exhibits:

   4.1  $350 Million Note offered under Rule 144A, dated June 5, 2000.

   4.2  $350 Million Note offered under Regulation S, dated June 5,
2000.

  10.1  $350 Million Fiscal and Paying Agency Agreement.

  27    Financial Data Schedule.


The Company agrees to furnish to the Commission, upon request, any instrument with respect to its $150 million offering of 8.85% notes due 2005 (which offering has not been registered) and further notes that the total amount of securities authorized in the offering does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

























SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LONE STAR INDUSTRIES, INC.


Date: August 11, 2000              By: /s/ JOHN L. QUINLAN
                                    John L. Quinlan
                                    Senior Vice President Finance
                                    and Chief Financial Officer