Form 10-Q
period 2000-09-30
LONE STAR INDUSTRIES INC
filed 2000-11-14
CIK 60195

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                 OR

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

 10401 N. Meridian Street, Suite 400, Indianapolis, IN  46290
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code   317-706-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X             No



The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

       Common Stock, par value $.01 per share - 18,334,427 shares

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Statements of Operations - For the
                     Three and Nine Months Ended September 30, 2000 and
                     1999 (Unaudited)......................................3

                  Consolidated Statements of Retained Earnings -
                     For the Three and Nine Months Ended September 30, 2000
                     and 1999 (Unaudited)..................................4

                  Consolidated Balance Sheets - September 30, 2000
                     (Unaudited) and December 31, 1999.....................5

                  Consolidated Statements of Cash Flows - For the
                     Nine Months Ended September 30, 2000 and 1999
                     (Unaudited)...........................................6

                  Notes to Unaudited Consolidated Financial Statements.....7

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13

                  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.......................................19

PART II. OTHER INFORMATION................................................20

SIGNATURES................................................................21

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                                                           LONE STAR INDUSTRIES, INC.
                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                      (In Thousands Except Per Share Amounts)

                                                            Successor Company                         Predecessor Company

                                                      For the              For the               For the              For the
                                                    Three Months         Nine Months           Three Months         Nine Months
                                                       Ended                Ended                 Ended                Ended
                                                   September 30,        September 30,         September 30,        September 30,
                                                        2000                 2000                  1999                 1999
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------
Revenues:

    Net sales                                              $111,507             $286,465              $112,875             $281,604
    Joint venture income                                      1,559                3,566                 2,944                6,454
    Marketable securities received
       from insurance company                                 7,200                7,200                    -                    -
    Other income, net                                           777                2,876                 3,025                6,476
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------
                                                            121,043              300,107               118,844              294,534
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------
Deductions from revenues:

    Cost of sales                                            67,481              178,852                61,747              161,909
    Selling, general and administrative

       expenses                                               6,754               20,669                 5,589               18,720
    Depreciation and depletion                               10,510               30,034                 6,193               18,227
    Interest expense, net                                    18,966               51,149                   291                1,560
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------
                                                            103,711              280,704                73,820              200,416
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------


Income before income taxes                                   17,332               19,403                45,024               94,118
Provision for income taxes                                   (5,895)              (6,565)              (15,196)             (31,765)
                                                 -------------------  -------------------   -------------------  -------------------
                                                 -------------------  -------------------   -------------------  -------------------

Net income applicable to common stock                       $11,437              $12,838               $29,828              $62,353
                                                 ===================  ===================   ===================  ===================
                                                 ===================  ===================   ===================  ===================

Weighted average common shares outstanding:

    Basic                                                    18,340               18,340                19,331               19,687
                                                 ===================  ===================   ===================  ===================
                                                 ===================  ===================   ===================  ===================

    Diluted                                                  18,434               18,455                23,891               24,210
                                                 ===================  ===================   ===================  ===================
                                                 ===================  ===================   ===================  ===================


Earnings per common share:

    Basic                                                     $0.62                $0.70                 $1.54                $3.17
                                                 ===================  ===================   ===================  ===================
                                                 ===================  ===================   ===================  ===================

    Diluted                                                   $0.62                $0.70                 $1.25                $2.58
                                                 ===================  ===================   ===================  ===================
                                                 ===================  ===================   ===================  ===================



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.


                                                       LONE STAR INDUSTRIES, INC.

                                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)

                                                            (In Thousands)




                                      Successor Company                         Predecessor Company

                                   For the          For the              For the              For the
                                Three Months     Nine Months          Three Months          Nine Months
                                  Ended             Ended                Ended                 Ended
                                September 30,     September 30,        September 30,        September 30,
                              ----------------  ------------------    -----------------    -----------------
                                    2000               2000                 1999                 1999
                              ----------------  ------------------    -----------------    -----------------


Retained earnings, beginning        $  13,466           $  12,065             $ 283,200        $ 252,671
  of period
Net income ...................         11,437              12,838                29,828           62,353

Dividends ....................           --                  --                    (964)          (2,960)

                                     ---------          ---------             ---------        ---------
                                     ---------          ---------             ---------        ---------
Retained earnings, end of period     $  24,903          $  24,903             $ 312,064        $ 312,064
                                     =========          =========             =========        =========
                                     =========          =========             =========        =========



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

                                                          LONE STAR INDUSTRIES, INC.

                                                          CONSOLIDATED BALANCE SHEETS

                                                               (In Thousands)


                                                                                                           Successor Company

                                                                                              September 30,         December 31,
                                                                                                  2000                  1999
                                                                                            ------------------   -------------------
                                                                                               (Unaudited)

Assets:
  Current assets:

   Cash including cash equivalents of $10,794 and $594                                                $10,926                  $787
   Accounts and notes receivable, net                                                                  46,684                32,866
   Inventories:

      Finished goods                                                                                   21,018                17,768
      Work in process and raw materials                                                                12,088                10,021
      Supplies and fuel                                                                                28,707                26,374
                                                                                            ------------------   -------------------
                                                                                                       61,813                54,163

   Other current assets                                                                                 9,723                 2,491
                                                                                            ------------------   -------------------
      Total current assets                                                                            129,146                90,307


  Joint venture                                                                                        73,682                62,616

  Property, plant and equipment                                                                     1,818,501             1,761,734
  Less accumulated depreciation and depletion                                                          40,226                10,193
                                                                                            ------------------   -------------------
                                                                                                    1,778,275             1,751,541

  Receivable from parent company                                                                       30,015                59,340
  Other assets and deferred charges                                                                    53,111                47,264
                                                                                            ------------------   -------------------
      Total assets                                                                                 $2,064,229            $2,011,068
                                                                                            ==================   ===================


Liabilities and Shareholders' Equity:
  Current liabilities:

   Accounts payable                                                                                   $13,431               $23,796
   Accrued liabilities                                                                                 76,613                59,693
   Short-term bank loans                                                                                    -               419,450
   Income taxes payable                                                                                 8,386                 2,101
                                                                                            ------------------   -------------------
      Total current liabilities                                                                        98,430               505,040
  Long-term debt                                                                                      930,550               490,550
  Postretirement benefits other than pensions                                                          91,753                90,919
  Deferred taxes                                                                                      542,926               542,926
  Payable to affiliated companies                                                                      42,063                36,079
  Other liabilities                                                                                    33,604                33,489
  Contingencies (See Notes 8 and 9)

                                                                                            ------------------   -------------------
      Total liabilities                                                                             1,739,326             1,699,003
                                                                                            ------------------   -------------------


Shareholders' Equity:

  Common stock                                                                                            183                   183
  Additional paid-in capital                                                                          299,817               299,817
  Retained earnings                                                                                    24,903                12,065
                                                                                            ------------------   -------------------
      Total shareholders' equity                                                                      324,903               312,065
                                                                                            ------------------   -------------------
      Total liabilities and shareholders' equity                                                   $2,064,229            $2,011,068
                                                                                            ==================   ===================



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

                                          LONE STAR INDUSTRIES, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                (In Thousands)

                                                     Successor                  Predecessor
                                                       Company                   Company

                                                    For the Nine                For the Nine
                                                    Months Ended                Months Ended
                                                    September 30,               September 30,
                                                        2000                          1999
                                                   ---------------              ----------------

Cash Flows from Operating Activities:

Net income .........................................   $  12,838                  $  62,353
Adjustments to arrive at net cash (used) provided by
  operating activities:

    Depreciation and depletion .....................      30,034                     18,227
    Deferred income taxes ..........................        --                       12,941
    Changes in operating assets and liabilities:

      Accounts and notes receivable ................     (13,558)                   (13,214)
      Inventories and other current assets .........     (14,683)                    (1,050)
      Accounts payable and accrued liabilities .....      19,836                     (3,899)
    Joint venture income, net of dividends received       (2,566)                    (1,454)
    Other, net .....................................       1,044                     (4,078)
                                                       ---------                     ---------
Net cash provided by operating activities ..........      32,945                     69,826

Cash Flows from Investing Activities:

Capital expenditures ...............................     (61,323)                   (49,305)
Advances to joint venture ..........................      (8,500)                    (5,250)
Proceeds from sales of assets ......................         112                        370
                                                       ---------                    --------
Net cash used by investing activities ..............     (69,711)                   (54,185)

Cash Flows from Financing Activities:

Proceeds from long-term debt .......................     500,000                         --
Repayment of long-term debt ........................     (60,000)                        --
Proceeds from short-term debt ......................      20,000                         --
Repayment of short-term debt .......................    (439,450)                        --
Debt issuance costs ................................      (4,228)                        --
Net repayment of intercompany advances .............      33,753                         --
Proceeds from exercise of warrants .................          91                      4,344
Purchase of warrants and common stock ..............      (3,261)                    (1,486)
Purchase of treasury stock .........................        --                      (38,178)
Dividends paid .....................................        --                       (2,960)
Proceeds from exercise of options ..................        --                           23
                                                       ---------                    ---------
Net cash provided (used) by financing activities ...      46,905                     (38,257)
                                                       ---------                    ---------

Net increase (decrease) in cash and cash equivalents      10,139                     (22,616)

Cash and cash equivalents, beginning of period .....         787                     120,161
                                                       ---------                    ---------
Cash and cash equivalents, end of period ...........   $  10,926                   $  97,545
                                                       =========                    =========






The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of the Financial Statements.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999.

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

The year-end consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's operations are seasonal and, consequently, interim results are not indicative of the results to be expected for a full year.

Note 2 - Common Stock and Warrants

During the first nine months of 2000, the Company purchased 33,386 warrants for $2,713,000 and 9,134 shares of common stock for $457,000.

Note 3 - Supplemental Disclosures of Cash Flow Information

Cash equivalents include the Company's marketable securities which are comprised of short-term, highly liquid investments with original maturities of three months or less. Interest paid during the nine months ended September 30, 2000 and 1999 was $35,441,000 and $3,781,000, respectively. Income taxes paid during the nine months ended September 30, 2000 and 1999 were $241,000 and $15,598,000, respectively.

Note 4 - Interest

Interest cost of  $20,507,000,  $55,339,000,  $945,000 and  $2,835,000  has been accrued during the three and nine months ended September 30, 2000 and 1999 respectively. Interest capitalized during the three and nine months ended September 30, 2000 and 1999 was $1,541,000 and $4,190,000, $654,000 and
$1,275,000, respectively.

Note 5 - Earnings Per Share

Basic earnings per common share for the three and nine months ended September 30, 2000 and 1999 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended September 30, 2000 and 1999 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                           For the Three Months       For the Nine Months
                            Ended September 30,        Ended September 30,
                            2000          1999         2000          1999
                         ----------    ----------   ----------    -------

Weighted average common

 Shares                  18,339,604    19,331,790   18,340,182    19,687,260
Effect of dilutive
 Securities:
     Warrants                94,255     4,333,239      115,180     4,303,977
     Options to purchase
     Common stock              -           226,129        -          218,990
                          ---------    ----------    ----------   ----------
Adjusted weighted

  Average common shares  18,433,859    23,891,158   18,455,362    24,210,227
                         ==========    ==========   ==========    ==========



The effect of dilutive securities is calculated in accordance with the treasury stock method which assumes that the proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

Note 6 - Debt

During the first quarter of 2000, the Company borrowed $20,000,000 under a variable-rate term loan credit facility with banks.

In June 2000, the Company completed two debt offerings consisting of $350,000,000 9.25% bonds due in 2010 and $150,000,000 8.85% bonds due in 2005.
The Company incurred approximately $4,200,000 in costs related to the issuance of this debt. These costs are being amortized over the life of the bonds. Interest payments on these bonds are due semi-annually. The Company utilized the proceeds of these debt offerings to repay $499,450,000 of its variable-rate term loan facility, including $439,450,000, which was due in August 2000.

At September 30, 2000, total outstanding debt was $930,550,000 consisting of the $500,000,000 in fixed-rate bonds and $110,000,000 under its variable-rate term loan facility. The term loan facility is payable in installments from 2001 through 2004. In addition, the Company has EUR 300,000,000 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320,550,000, with an average U.S. dollar interest rate of 7.84%.

In April 2000, the Company entered into a $30,000,000 unsecured revolving credit agreement. Advances under this agreement bear interest at a rate which, at the Company's option, is either fixed at a Eurodollar rate or other agreed upon rate or a floating prime rate. A fee of 0.125% is charged on the unused portion of the credit line. The agreement expires in March of 2001. The Company also entered into a $20,000,000 uncommitted line of credit facility. Advances under this agreement bear interest at a rate, which, at the Company's option is either fixed at a Euro dollar rate, or other agreed upon rate or a floating prime rate. At September 30, 2000 the company had no outstanding balances on the revolving credit agreement or the line of credit facility. The Company's existing $100,000,000 unsecured revolving credit facility was cancelled.

Note 7 - Marketable Securities Received from Insurance Company

As a policyholder in an insurance company, the Company was awarded shares of stock resulting from the insurance company's conversion from a mutual company to a stock company.

Note 8 - Environmental Regulation

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

The Resource Conservation and Recovery Act ("RCRA") establishes a cradle-to-grave regulatory scheme governing the generation, treatment, storage, handling, transportation and disposal of solid wastes. Solid wastes which are classified as hazardous wastes pursuant to RCRA, as well as facilities that treat, store or dispose of such hazardous wastes, are subject to stringent regulatory requirements. Generally, wastes produced by the Company's operations are not classified as hazardous wastes and are subject to less stringent federal and state regulatory requirements. However, the EPA has proposed regulations imposing controls on the management, handling and disposal of cement kiln dust ("CKD"), a by-product of cement manufacturing and is currently reviewing comments on the proposal. The EPA's decision to go forward or withdraw the rule is expected in the next 18 months. The types of controls include fugitive dust emission controls, restrictions for landfills located in sensitive areas, groundwater monitoring, standards for liners and caps, metals limits and corrective action for currently active units.

The Cape Girardeau, Missouri and Greencastle, Indiana plants, which are the Company's two cement manufacturing facilities using HWF as a cost-
saving energysource, are subject to strict federal, state and local requirements governing hazardous waste treatment, storage and disposal facilities, including those contained in the federal Boiler and Industrial Furnace Regulations promulgated under RCRA (the "BIF Rules"). The Company has secured the permit required under RCRA and the BIF Rules for the Cape Girardeau plant. The Greencastle plant also will go through this permitting process and has completed a three-year recertification of its existing interim status, which recertification is anticipated in December 2000. The Greencastle permit is a requirement to enable Lone Star to continue the use of HWF at the plant. The permitting process is lengthy and complex, involving the submission of extensive technical data, and there can be no assurances that the plant will be successful in securing its final RCRA permit. In addition, if received, the permit could contain terms and conditions with which the Company cannot comply or could require the Company to install and operate costly control technology equipment. While Lone Star believes that it is currently in compliance with the extensive and complex technical requirements of the BIF Rules, there can be no assurances that the Company will be able to maintain compliance with the BIF Rules or that changes to such rules or their interpretation by the relevant agencies or courts might not make it more difficult or cost-prohibitive to continue to burn HWF.

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

Note 9 - Legal Proceedings

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

During the first quarter of 2000, the Company borrowed $20.0 million under a variable-rate term loan credit facility with banks. In June 2000, the Company completed two debt offerings consisting of $350.0 million 9.25% bonds due in 2010 and $150.0 million 8.85% bonds due in 2005. The Company utilized the proceeds of these offerings to repay $499.5 million of its variable-rate term loan credit facility, including $439.5 million which was due in August 2000. At September 30, 2000, total debt was $930.6 million consisting of the $500.0 million in fixed-rate bonds and $110.0 million under its variable-rate term loan facility agreement. The term loan facility is payable in installments from 2001 through 2004. In addition, the Company has EUR 300.0 million 5.875% bearer bonds due in November 2004. In order to avoid foreign currency risk, the Company has entered into cross currency swap agreements fixing the Euro debt in the amount of $320.6 million, with an average U.S. dollar interest rate of 7.84% for five years. The Company believes that funds generated by operations and repayment of funds advanced by the Company to Dyckerhoff AG will be adequate to cover current working capital and capital expenditure needs.

Cash provided by operating activities of $32.9 million for the nine months ended September 30, 2000 primarily reflects net income, adjusted to add back depreciation and depletion, partly offset by changes in working capital.

During the nine months ended September 30, 2000, investing activities used $69.7 million, primarily representing $61.3 million for capital expenditures and $8.5 million in advances to

Kosmos Cement Company, a partnership in which the Company owns a 25% interest.

Net cash inflows from financing activities of $46.9 million for the nine months ended September 30, 2000 primarily reflect proceeds of $500.0 million from the issuance of bonds, $20.0 million from additional borrowings under the variable-rate term loan credit facility and $33.8 million of net receipts from the parent and affiliates. These cash receipts were partially offset by cash outlays of $499.5 million for the repayment of a portion of the variable-rate term loan credit facility, $4.2 million for debt issuance costs related to the $500.0 million bond offerings and $3.2 million paid for the purchase of warrants and common stock.

At September 30, 2000, net working capital was $30.7 million. At December 31, 1999, current liabilities exceeded current assets by $414.7 million. Current assets increased $38.8 million primarily due to higher short-term investments, accounts receivable, marketable securities and inventory balances. Current liabilities decreased $406.6 million primarily due to the refinancing of short-term bank loans and a decrease in accounts payable.

Investments in joint ventures increased $11.1 million due to $8.5 million in additional advances to Kosmos Cement Company and the Company's share of Kosmos' equity earnings net of dividends received. Net property, plant and equipment increased $26.7 million reflecting capital expenditures, partly offset by depreciation and depletion expense.

The Company is subject to extensive, stringent and complex federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment and human health and safety, requiring the Company to devote substantial time and resources in an effort to maintain continued compliance. Many of the laws and regulations apply to the Company's former activities, properties and facilities as well as its current operations. There can be no assurances that judicial or administrative proceedings, seeking penalties or injunctive relief, will not be brought against the Company for alleged non-compliance with applicable environmental laws and regulations relating to matters as to which the Company is currently unaware. For instance, if releases of hazardous substances are discovered to have occurred at facilities currently or previously owned or operated by the Company, or at facilities to which the Company has sent waste materials, the Company may be subject to liability for the investigation and remediation of such sites. In addition, changes to such regulations or the enactment of new regulations in the future could require the Company to undertake capital improvement projects or to cease or curtail certain operations or could otherwise substantially increase the capital, operating and other costs associated with compliance (See Note 8).

The Company believes that it has adequately provided for costs related to its ongoing obligations with respect to known environmental liabilities. Expenditures for environmental liabilities during the third quarter and first nine months of 2000 did not have a material effect on the financial condition, results of operations or cash flows of the Company.

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

Foreign exchange risk

The Company is exposed to foreign exchange rate risk associated with its outstanding Eurobonds. At September 30, 2000, the value of the Euro against the U.S. dollar was favorable to the Company. However, a 10% appreciation or 10% depreciation of the U.S. dollar against the Euro could represent a material impact on fair value, earnings or cash flows. In order to eliminate this foreign exchange risk, the Company entered into cross currency swap agreements during 1999. At September 30, 2000, the Company held cross currency swap contracts of EUR 300.0 million effectively fixing the Euro debt in the amount of $320.6 million with an average fixed interest rate of 7.84%.

Credit risk

The Company attempts to reduce its exposure to credit risk associated with counter-parties by entering into derivative contracts with only major financial institutions. At September

30, 2000 the Company had no credit risk related to these contracts as the value of the dollar against the Euro resulted in a favorable position. However, the depreciation of the U.S. dollar against the Euro in the future may have an unfavorable impact on earnings and cash flows in the event of non-performance by the counter-party.

Interest rate risk

Interest rate changes would result in gains or losses in the fair value of debt and other financing instruments held by the Company. Generally, the fair market value of fixed interest rate debt will increase as the interest rates fall and decrease as the interest rates rise. The estimated fair value of the Company's $350.0 million and $150.0 million bonds at September 30, 2000 approximates the carrying value due to their recent issue. The estimated fair value of the Company's total Euro debt at September 30, 2000 would decrease approximately EUR
12.3 million or $10.8 million with a one percent increase in interest rates at September 30, 2000. A one percent decrease in prevailing interest rates would result in an increase in fair value of EUR 13.0 million, or $11.4 million. The changes are based on currency rates at September 30, 2000. Fair values are based on quoted market prices of similar issues of publicly traded debt.

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

Results of Operations

As of October 1, 1999, the Company was acquired by Dyckerhoff and the transaction was accounted for as a purchase. Operating results for the third quarter and the first nine months of 2000 are comparable to the prior-year period with the exception of certain purchase accounting adjustments. These purchase accounting adjustments, which primarily relate to depreciation and depletion expense and pension and postretirement benefits other than pension expense, are addressed in the following discussion.

Consolidated net sales of $111.5 million and $286.5 million, respectively, during the three and nine months ended September 30, 2000 were $1.4 million lower and $4.9 million higher, respectively, than the comparable prior-year results. Cement sales for the first nine months of 2000 were higher due to a 1% increase in cement shipments and a 1% increase in net realized selling prices as compared to the prior year. The increase in shipments is attributable to continued strong demand for cement in the

Company's major markets. For the third quarter, net realized selling prices and shipments approximated 1999 levels.

Gross profit from the Company's cement and ready-mixed concrete operations of $33.5 million and $77.6 million for the three and nine months ended September 30, 2000 were $11.5 million and $24.1 million, respectively, lower than the comparable 1999 periods. The purchase accounting adjustments reduced gross profit by $3.3 million and $9.1 million for the three and nine months ended September 30, 2000, respectively. These adjustments primarily relate to increased depreciation and depletion expense associated with the write-up of fixed assets on October 1, 1999. Gross profit was also affected by higher production costs due to the extended shutdown in the second and third quarters of 2000 in connection with the plant expansion project at the Greencastle plant.

Included in the calculation of gross profit are sales less cost of sales including depreciation and depletion related to cost of sales (which excludes depreciation on office equipment, furniture and fixtures which are not related to the cost of sales).

The Company's operations are seasonal and, consequently, the interim results are not indicative of the results to be expected for the full year.

Pre-tax income from joint ventures of $1.6 million and $3.6 million during the three and nine months ended September 30, 2000 reflects the results of the Kosmos Cement Company, a partnership in which the Company has a 25% interest. The results for the three months and nine months ended September 30, 2000 were $1.4 million and $2.9 million, respectively, lower than the prior-year periods. The decrease in joint venture income reflects lower operating margins during the second and third quarters of 2000. This decrease was primarily due to expansion-related outages at the Kosmos Cement Company's Louisville, Kentucky plant.

Income from marketable securities received from insurance company for the three and nine months ended September 30, 2000 includes the fair market value of shares received as a policyholder in connection with the conversion of an insurance company from a mutual company to a stock company.

Other income of $0.8 million and $2.9 million during the three and nine months ended September 30, 2000 decreased $2.2 million and $3.6 million, respectively, from the comparable 1999 periods. The decrease is due in part to lower interest income earned on lower average short-term investment balances during both periods. In addition, last year's results included $1.4 million for a bond assessment rebate on a parcel of real estate.

Selling, general and administrative expenses of $6.8 million and $20.7 million during the three and nine months ended September 30, 2000 was $1.2 million and $1.9 million higher than the comparable periods in 1999, primarily from higher pension and other postretirement benefit expenses resulting from purchase accounting adjustments.

Interest expense of $19.0 million and $51.2 million during the three and nine months ended September 30, 2000 was $18.7 million and $49.6 million, respectively higher than the prior-year periods. Capitalized interest was $1.5 million and $4.2 million, respectively, for the three and nine months ended September 30, 2000 and $0.7 million and $1.3 million for the comparable prior-year periods. The increase in interest expense is primarily due to higher debt levels during the three and nine months ended September 30, 2000 compared to 1999.

Income tax expense of $5.9  million and $6.6  million  during the three and nine
months  ended   September  30,  2000,   was  $9.3  million  and  $25.2  million,
respectively, lower than the prior year due to lower pretax earnings.

Net income of $11.4 million during the third quarter of 2000 was $18.4 million lower than the prior-year results. This decrease is due to higher interest expense reflecting higher debt levels, purchase accounting adjustments primarily consisting of higher depreciation and depletion expense, higher production costs, lower other income, and lower joint venture income. These items were partly offset by marketable securities received from insurance company and lower income tax expense.

Net income of $12.8 million for the nine months ended September 30, 2000 was $49.5 million lower than the prior-year results. This decrease is primarily due to higher interest expense reflecting higher debt levels, purchase accounting adjustments primarily consisting of higher depreciation and depletion expense, higher production and repair and maintenance costs, lower other income and lower joint venture income. These items were partially offset by higher cement sales, marketable securities received from insurance company and lower income tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 for disclosures about market risk.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Index of Exhibits:


                  27    Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Lone Star Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LONE STAR INDUSTRIES, INC.


Date: November 13, 2000              By:  JOHN L. QUINLAN
                                     --------------------
                                    John L. Quinlan
                                    Senior Vice President Finance
                                    and Chief Financial Officer